Form 10-Q
period 2005-06-30
Pastoria Energy Facility L.L.C.; Calpine Generation Company, LLC; CalGen Finance CORP; CalGen Expansion Company, LLC; Baytown Energy Center, LP; Calpine Baytown Energy Center GP, LLC; Calpine Baytown Energy Center LP, LLC; Baytown Power GP, LLC; Baytown Power, LP; Carville Energy LLC
filed 2005-08-15
CIK 1294816, 1294371, 1294377, 1294382, 1294386, 1294392, 1294395, 1294401, 1294409, 1294416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-117335

Calpine Generating Company, LLC
(A Delaware Limited Liability Company)
CalGen Finance Corp.
(A Delaware Corporation)
I.R.S. Employer Identification Nos.
77-0555128
20-1162632
50 West San Fernando Street
San Jose, California 95113
Telephone: (408) 995-5115
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     Calpine Generating Company, LLC is a single member limited liability company and has no common stock.
     With respect to CalGen Finance Corp., 1,000 shares of common stock, par value $1, were outstanding as of the date hereof.

TABLE OF ADDITIONAL REGISTRANTS

	State of		I.R.S. Employer
	Incorporation	Commission File	Identification
Registrant	or Organization	Number	Number
CalGen Expansion Company, LLC	Delaware	333-117335-39	77-0555127
Baytown Energy Center, LP	Delaware	333-117335-38	77-0555135
Calpine Baytown Energy Center GP, LLC	Delaware	333-117335-37	77-0555133
Calpine Baytown Energy Center LP, LLC	Delaware	333-117335-36	77-0555138
Baytown Power GP, LLC	Delaware	333-117335-35	86-1056699
Baytown Power, LP	Delaware	333-117335-34	86-1056708
Carville Energy LLC	Delaware	333-117335-33	36-4309608
Channel Energy Center, LP	Delaware	333-117335-32	77-0555137
Calpine Channel Energy Center GP, LLC	Delaware	333-117335-31	77-0555139
Calpine Channel Energy Center LP, LLC	Delaware	333-117335-09	77-0555140
Channel Power GP, LLC	Delaware	333-117335-08	86-1056758
Channel Power, LP	Delaware	333-117335-07	86-1056755
Columbia Energy LLC	Delaware	333-117335-06	36-4380154
Corpus Christi Cogeneration LP	Delaware	333-117335-05	36-4337040
Nueces Bay Energy LLC	Delaware	333-117335-04	36-4216016
Calpine Northbrook Southcoast Investors, LLC	Delaware	333-117335-03	36-4337045
Calpine Corpus Christi Energy GP, LLC	Delaware	333-117335-02	86-1056770
Calpine Corpus Christi Energy, LP	Delaware	333-117335-30	86-1056497
Decatur Energy Center, LLC	Delaware	333-117335-29	77-0555708
Delta Energy Center, LLC	Delaware	333-117335-28	95-4812214
CalGen Project Equipment Finance Company Two, LLC	Delaware	333-117335-27	77-0585399
Freestone Power Generation LP	Texas	333-117335-26	76-0608559
Calpine Freestone, LLC	Delaware	333-117335-25	77-0486738
CPN Freestone, LLC	Delaware	333-117335-24	77-0545937
Calpine Freestone Energy GP, LLC	Delaware	333-117335-23	86-1056713
Calpine Freestone Energy, LP	Delaware	333-117335-22	86-1056720
Calpine Power Equipment LP	Texas	333-117335-21	76-0645514
Los Medanos Energy Center, LLC	Delaware	333-117335-20	77-0553164
CalGen Project Equipment Finance Company One, LLC	Delaware	333-117335-19	77-0556245
Morgan Energy Center, LLC	Delaware	333-117335-18	77-0555141
Pastoria Energy Facility L.L.C.	Delaware	333-117335-17	77-0581976
Calpine Pastoria Holdings, LLC	Delaware	333-117335-16	77-0559247
Calpine Oneta Power, L.P.	Delaware	333-117335-15	75-2815392
Calpine Oneta Power I, LLC	Delaware	333-117335-14	75-2815390
Calpine Oneta Power II, LLC	Delaware	333-117335-13	75-2815394
Zion Energy LLC	Delaware	333-117335-12	36-4330312
CalGen Project Equipment Finance Company Three LLC	Delaware	333-117335-11	10-0008436
CalGen Equipment Finance Holdings, LLC	Delaware	333-117335-10	77-0555519
CalGen Equipment Finance Company, LLC	Delaware	333-117335-01	77-0555523

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
CONSOLIDATED CONDENSED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,481	$64,538
Restricted cash, current portion	67	—
Accounts receivable, net	65,498	59,320
Accounts receivable, net — related party	50,288	600
Notes receivable, current portion	385	367
Inventories	21,442	19,601
Current derivative assets	9,940	9,272
Prepaid and other current assets	6,437	21,169

Total current assets	194,538	174,867

Property, plant and equipment, net	6,295,337	6,294,429
Notes receivable, net of current portion	19,184	19,381
Restricted cash, net of current portion	95	—
Deferred financing costs, net	45,796	51,496
Long-term derivative assets	18,512	26,644
Deferred tax asset	17,672	17,672
Other assets	38,154	54,245

Total assets	$6,629,288	$6,638,734

LIABILITIES & MEMBER’S EQUITY

Current liabilities:
Accounts payable	$127,639	$99,212
Notes payable, current portion	171	168
Accrued interest payable	59,114	53,324
Deferred tax liability	17,672	17,672
Other current liabilities	3,655	2,970

Total current liabilities	208,251	173,346

Notes payable, net of current portion	1,943	2,109
Priority notes and term loans	2,396,257	2,395,332
Deferred revenue	6,833	5,671
Other liabilities	21,397	20,286

Total liabilities	2,634,681	2,596,744

Member’s equity	3,994,607	4,041,990

Total liabilities and member’s equity	$6,629,288	$6,638,734

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
	(In thousands)		(In thousands)
Revenue:
Electricity and steam revenue — related party	$362,015	$341,427	$707,341	$513,896
Electricity and steam revenue — third-party	126,371	116,303	234,730	216,245

Total electricity and steam revenue	488,386	457,730	942,071	730,141
Mark-to-market activity, net	(179)	(2,036)	(7,464)	(1,921)
Sale of purchased power	779	2,562	5,459	2,860
Other revenue	448	824	1,648	1,648

Total revenue	489,434	459,080	941,714	732,728

Cost of revenue:
Plant operating expense — related party	71,553	53,068	115,027	96,725
Fuel expense	337,310	320,084	678,035	502,228
Purchased power expense	2,895	2,078	7,313	2,568
Depreciation and amortization expense	43,725	36,853	84,368	71,736

Total cost of revenue	455,483	412,083	884,743	673,257

Gross profit	33,951	46,997	56,971	59,471
Long-term service agreement cancellation charge	23,864	—	23,864	—
Sales, general and administrative expense — related party	3,519	2,354	6,770	7,035

Income from operations	6,568	44,643	26,337	52,436

Interest expense — related party	—	—	—	72,173
Interest expense — third party	55,308	38,865	106,057	69,639
Interest (income)	(608)	(710)	(1,397)	(1,495)
Other expense (income), net	610	236	1,223	(415)

Income (loss) before income taxes	(48,742)	6,252	(79,546)	(87,466)
Income taxes	—	—	—	—

Net income (loss)	$(48,742)	$6,252	$(79,546)	$(87,466)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	June 30,
		2004
	2005	(Restated) (1)
	(In thousands)
Cash flows from operating activities:
Net loss	$(79,546)	$(87,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,368	71,736
Amortization of discount and deferred financing costs	6,167	6,267
Write-off of deferred financing costs	—	12,457
Mark-to-market activities, net	7,464	1,921
Long-term service agreement cancellation charge	23,864	—
Interest on subordinated parent debt	—	72,173
Change in operating assets and liabilities:
Accounts receivable, net	(6,178)	(15,567)
Accounts receivable, net — related party	(37,418)	7,423
Inventories	(1,841)	(2,067)
Prepaid and other current assets	1,976	(3,888)
Other assets	5,816	(6,168)
Accounts payable	30,478	19,987
Accrued interest payable	5,790	49,449
Other accrued liabilities	2,961	(1,099)

Net cash provided by operating activities	43,901	125,158

Cash flows from investing activities:
(Increase) decrease in restricted cash	(162)	152,290
Purchases of derivative asset	—	(45,000)
Purchases of property, plant and equipment	(67,630)	(201,798)

Net cash used in investing activities	(67,792)	(94,508)

Cash flows from financing activities:
Financing costs	—	(58,525)
Repayment on notes payable	(166)	(162)
Borrowings from subordinated parent debt	—	46,813
Repayments of subordinated parent debt	—	(238,137)
Borrowings on project financing	—	2,393,900
Borrowings on revolver line of credit	—	54,500
Borrowings from credit facility	—	178,995
Repayments of credit facility	—	(2,379,353)

Net cash used in financing activities	(166)	(1,969)

Net (decrease) increase in cash and cash equivalents	(24,057)	28,681
Cash and cash equivalents, beginning of period	64,538	39,598

Cash and cash equivalents, end of period	$40,481	$68,279

(1)	Only individual line items in cash flows from operating activities have been restated. Cash flows from operating activities did not change in total and cash flows from investing and financing activities were unaffected. See Note 3.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	June 30,
		2004
	2005	(Restated)
	(In thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$93,425	$11,153
Non-cash transactions:
Interest on subordinated parent debt added to principal balance	$—	$72,173
Capital expenditures included in accounts payable	10,814	44,854
Financing costs contributed by parent	—	5,407
Long term service agreement cancellation costs contributed by parent	30,900	—
Acquisition of property, plant and equipment through affiliate transfer	7,196	—
Disposition of property, plant and equipment through subordinated parent debt	—	119,647
Conversion of subordinated parent debt to equity	—	4,381,619
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
1. Organization and Operations of the Company
     Calpine Generating Company, LLC (the “Company” or “CalGen”), a Delaware limited liability company, is an indirect wholly-owned subsidiary of Calpine Corporation (“Calpine” or the “Parent”). CalGen is engaged, through its subsidiaries, in ownership and operation of electric power generation facilities and the sale of energy, capacity and related products in the United States of America. The purpose of these Consolidated Condensed Financial Statements is to present the financial position and results of operations of CalGen, which is comprised of the 14 power projects (collectively, the “projects” or the “facilities”) listed below and other legal entities that are indirectly owned by CalGen.
     CalGen is comprised of the following 14 power projects (the dates represent commercial operation of the project): (1) Delta project near Pittsburg, California, June 2002; (2) Goldendale project near Goldendale, Washington, September 2004; (3) Los Medanos project near Pittsburg, California, August 2001; (4) Pastoria project near Kern County, California, Phase 1 May 2005, Phase 2 July 2005; (5) Baytown project near Baytown, Texas, June 2002; (6) Channel project near Houston, Texas, Phase 1 August 2001, Phase 2 April 2002; (7) Corpus Christi project located near Corpus Christi, Texas, October 2002; (8) Freestone project near Fairfield, Texas, Phase 1 June 2002, Phase 2 July 2002; (9) Carville project near St. Gabriel, Louisiana, June 2003; (10) Columbia project near Columbia, South Carolina, May 2004; (11) Decatur project near Decatur, Alabama, Phase 1 June 2002, Phase 2 June 2003; (12) Morgan project near Morgan County, Alabama, Phase 1 July 2003, Phase 2 January 2004; (13) Oneta project near Coweta, Oklahoma, Phase 1 July 2002, Phase 2 June 2003; and (14) Zion project near Zion, Illinois, Phase 1 June 2002, Phase 2 June 2003. These facilities comprise substantially all of CalGen’s assets.
2. Basis of Interim Presentation
     The accompanying unaudited interim Consolidated Condensed Financial Statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary to present fairly the information required to be set forth therein (which were all of a normal, recurring nature, except as described in Note 3). Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K, certain of which has been restated as set forth in Note 3. The results for interim periods are not necessarily indicative of the results for the entire year.
     CalGen’s financial statements for all periods reflect an allocation of charges for Calpine’s common expenditures. Such charges have been made in accordance with Staff Accounting Bulletin (“SAB”) No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”
     The accompanying unaudited interim Consolidated Condensed Financial Statements reflect all costs of doing business, including those incurred by the Parent on CalGen’s behalf. Costs that are clearly identifiable as being applicable to CalGen have been allocated to CalGen and are reimbursed to Calpine. The most significant costs included in this category include costs incurred during the construction phase of the facilities when salaries and other costs are charged directly to the related construction project. Costs of centralized departments that serve all business segments have been allocated, where such charges would be material, using relevant allocation measures, primarily the base labor of CalGen as a percentage of the consolidated base labor of the Parent. The most significant costs in this category include salary and benefits of certain employees, legal and other professional fees, information technology costs and facilities costs, including office rent. Parent corporate costs that clearly relate to other business segments of Calpine have not been allocated to CalGen. As further described in Note 10, certain charges of $30.9 million associated with the termination of certain long-term service agreements related to major maintenance paid by Calpine have been recorded as contributions from the Parent.
     For all periods presented, CalGen accounted for income taxes associated with the projects using the separate return method, pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” (“SFAS No. 109”).

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
3. Restatement
     In connection with the automation of its billing process, in the fourth quarter of 2004 the Company identified an error made in determining payments due from Calpine Energy Services, L.P. (“CES”), a subsidiary of the Parent, to the Company for capacity pursuant to the Index Based Gas Sale and Power Purchase Agreement (“Index Based Agreement”) and the WECC Fixed Price Gas Sale and Power Purchase Agreement (the “Fixed Price Agreement”) among the Company, CES, and the subsidiaries of the Company named therein. The error caused the Company to over-report revenue by approximately $16.9 million from March 23, 2004, the date of the 2004 Refinancing (as defined in Note 4), until September 30, 2004. This error had no impact on Calpine’s financial statements because the revenue transactions between the Company and CES are eliminated in Calpine’s consolidation. All amounts in this Form 10-Q for the three months and six months ended June 30, 2004 reflect the impact of this restatement.
     CalGen bills for its power sales and gas purchases under the Index Based Agreement and the Fixed Price Agreement. Billings under these agreements include payment for fixed capacity fees and variable energy and Operation and Maintenance (“O&M”) fees for all of CalGen’s power plants. Capacity charges billed under the Fixed Price Agreement should have been deducted from amounts used to calculate the capacity charges under the Index Based Agreement; however, an error occurred when capacity for two of the Company’s plants was inadvertently billed under both agreements.
     The following table reflects the originally reported and restated amounts for the three months and six months ended June 30, 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004
		As previously		As previously
	Restated	reported(i)	Restated	reported(i)
Electricity and steam revenue-related party	$341,427	$348,183	$513,896	$520,968
Total revenue	459,080	465,836	732,728	739,800
Gross profit	46,997	53,753	59,471	66,543
Income from operations	44,643	51,399	52,436	59,508
Net income (loss)	6,252	13,008	(87,466)	(80,394)

(i)	The consolidated condensed financial statements for the three months and six months ended June 30, 2004 are herein restated to correct revenue, gross profit, income from operations and net income (loss), which had been overstated due to the billing error discussed above.
4. Summary of Significant Accounting Policies
     Principles of Consolidation - The accompanying consolidated condensed financial statements include accounts of the Company and its wholly-owned subsidiaries. The basis of consolidating the financial statements is common ownership of the facilities and other assets. Intercompany accounts and transactions are eliminated in the Consolidated Condensed Financial Statements.
     Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets, salvage value assumptions, tax valuation allowance, fair value calculations of derivative instruments, capitalization of interest, impairment assessments, the outcome of pending litigation, the allocation of the Parent’s shared expenditures and the ability of CalGen to recover the carrying value of the facilities.
     Restricted Cash — CalGen is required to maintain cash balances that are restricted by regulatory provisions to which CalGen or its subsidiaries are subject. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for environmental payments. Funds that can be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash. The carrying value approximates fair value due to

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
the short-term maturities of these balances. Such cash is excluded from cash and cash equivalents in the Consolidated Condensed Balance Sheet and Statement of Cash Flows.
     Effective Tax Rate — CalGen is a single member limited liability company that has been treated as a taxable entity for financial reporting purposes. For all periods presented, the Company accounted for income taxes using the separate return method, pursuant to SFAS No. 109. Under SFAS No. 109, a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of significant historical net losses incurred by the Company, a valuation allowance has been established for the entire amount of the excess of deferred tax assets over deferred tax liabilities. Accordingly, the Company’s net deferred tax asset has been reduced to zero and no tax provision or benefit has been recorded. The taxable income or loss of the Company is included with the consolidated income tax returns of Calpine Corporation. For the three months and six months ended June 30, 2005 and 2004, the effective rate was 0%.
     Revenue Recognition — Capacity revenue is recognized monthly, based on each plant’s availability. Energy revenue is recognized upon transmission or delivery to the customer. In addition to various third-party contracts, CalGen has entered into long-term power sales agreements with CES, whereby CES purchases virtually all of the projects’ available electric energy and capacity (other than that sold under third-party power and steam agreements) and provides the facilities substantially all of their required natural gas needs. For the period from January 1, 2004 through March 23, 2004, for all fuel contracts where title for fuel did not transfer, the related power sales agreements were accounted for as tolling agreements and the associated fuel costs were presented as a reduction of the related power revenues. In connection with the issuance of the secured term loans and secured notes on March 23, 2004 (the “2004 Refinancing”), new contracts were executed with CES. Under these new contracts, the title for fuel transfers to CalGen; therefore, they are not considered tolling agreements. As a result, the projects record gross revenues and fuel expense. Steam is generated as a by-product at our facilities and revenue is recognized upon delivery to the customer.
     Under certain circumstances, CalGen is a party to a number of “buy-sell” transactions whereby CalGen purchases gas from a third-party, sells the gas to CES at substantially the same price, and then repurchases the gas from CES at the contract price. Revenues from these transactions are netted against the affiliated fuel expense. For the three-month period ended June 30, 2005, revenues of approximately $137.7 million from these transactions were netted against $137.7 million of associated fuel expense. For the six-month period ended June 30, 2005, revenues of approximately $215.8 million from these transactions were netted against $215.8 million of associated fuel expense.
New Accounting Pronouncements
SFAS No. 154
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.
     SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective beginning after December 15, 2005. Adoption of this statement is not expected to materially impact the Company’s consolidated results of operations, cash flows or financial position.

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
FIN 47
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies the term “conditional asset retirement obligation,” which refers to legal obligations for which companies must perform asset retirement activity for which the timing and/or method of settlement are conditional upon future events that may or may not be within the control of the entity. However, the obligation to perform the asset retirement is unconditional, despite the uncertainty that exists surrounding the timing and method of settlement. Uncertainty about the timing and method of settlement for a conditional asset retirement obligation (“ARO”) should be considered in estimating the ARO when sufficient information exists. FIN 47 clarifies when sufficient information exists to reasonably estimate the fair value of an ARO. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005, and early adoption is encouraged. Adoption of this statement is not expected to materially impact the Company’s consolidated results of operations, cash flows or financial position.
5. Property, Plant and Equipment, Net
     As of June 30, 2005 and December 31, 2004, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and amortization as follows (in thousands):

	June 30,	December 31,
	2005	2004
Buildings, machinery and equipment	$6,273,702	$5,917,575
Less: Accumulated depreciation and amortization	(422,178)	(338,172)

	5,851,524	5,579,403
Land	7,854	7,854
Construction in progress	435,959	707,172

Property, plant and equipment, net	$6,295,337	$6,294,429

     Phase I of Pastoria went into operation during May 2005 and Phase II of Pastoria went into operation during July 2005. Amounts which were recorded as construction in progress were transferred to buildings, machinery and equipment at that time.
     Total depreciation and amortization expense for the three months ended June 30, 2005 and 2004 was $43.7 million and $36.9 million, respectively. Total depreciation and amortization expense for the six months ended June 30, 2005 and 2004 was $84.4 million and $71.7 million, respectively.
     Buildings, Machinery, and Equipment — This component primarily includes electric power plants and related equipment. Depreciation is recorded utilizing the straight-line method over the estimated original composite useful life, generally 35 years for baseload power plants, exclusive of the estimated salvage value, typically 10%. Zion, which is a peaking facility, is depreciated over 40 years, less the estimated salvage value of 10%.
     Major Maintenance — The Company capitalizes costs for major turbine generator refurbishments for the “hot gas path section” and compressor components, which include such significant items as combustor parts (e.g. fuel nozzles, transition pieces and “baskets”), compressor blades, vanes and diaphragms. These refurbishments are done either under long term service agreements by the original equipment manufacturer or by Calpine’s Turbine Maintenance Group. The capitalized costs are depreciated over their estimated useful lives. The Company expenses annual planned maintenance.
     Impairment Evaluation — All long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever there is an indication of a potential reduction in fair value. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results, significant changes in how the Company uses the acquired assets in its overall business strategy and significant negative industry or economic trends.
     The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. The significant assumptions used in the Company’s undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas and the expected pricing for those commodities as well as the resultant spark spreads in the various regions where the Company generates electricity. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss to the extent that the fair value was less than the book value.

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
     The Company’s assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors related to its projects. The Company’s review of factors present and the resulting appropriate carrying value of long-lived assets are subject to judgments and estimates that management is required to make. No impairment charge has been recorded to date for any projects. However, future events could cause us to conclude that impairment indicators exist and that long-lived assets might be impaired.
6. Notes Payable, Term Loans and Other Financings
     On March 23, 2004, the Company completed its 2004 Refinancing in which the offerings of secured term loans and secured notes totaled $2.4 billion. Net proceeds from the offerings were used to repay amounts outstanding under the $2.5 billion CCFC II revolving construction credit facility (the “Construction Facility”), which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the 2004 Refinancing. The new debt securities (the “Notes”) and the new term loans (the “Loans”) are in several traunches and, except for the Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%. The offerings included:

Carrying Amount at
Face Amount	Description	Interest Rate	June 30, 2005
$235.0 million	First Priority Secured Floating Rate Notes Due 2009	LIBOR plus 375 basis points	$235.0 million
$640.0 million	Second Priority Secured Floating Rate Notes Due 2010	LIBOR plus 575 basis points	$632.5 million
$680.0 million	Third Priority Secured Floating Rate Notes Due 2011	LIBOR plus 900 basis points	$680.0 million
$150.0 million	Third Priority Secured Notes Due 2011	11.50%	$150.0 million
$600.0 million	First Priority Secured Term Loans due 2009	LIBOR plus 375 basis points(1)	$600.0 million
$100.0 million	Second Priority Secured Term Loans due 2010	LIBOR plus 575 basis points(2)	$98.8 million

$2,405.0 million			$2,396.3 million

(1)	The Company may also elect a Base Rate plus 275 basis points.

(2)	The Company may also elect a Base Rate plus 475 basis points.
     The Loans and Notes described above are collateralized through a combination of pledges of the equity interests in CalGen and its first tier subsidiary, CalGen Expansion Company, liens on the assets of CalGen’s power generating facilities (other than its Goldendale facility) and related assets located throughout the United States. The lenders’ recourse is limited to such security and none of the indebtedness is guaranteed by Calpine (see Note 11, Guarantor Subsidiaries — Supplemental Consolidating Financial Statements).
Other Financings
     Concurrently with the refinancing, described above, the Company entered into an agreement with a group of banks led by The Bank of Nova Scotia for a $200.0 million revolving credit facility (the “Revolving Credit Facility”). This three-year facility is available for specified working capital purposes, capital expenditures on Pastoria, and for letters of credit. All amounts outstanding under the Revolving Credit Facility will bear interest at either (i) the Base Rate plus 250 basis points, or (ii) at LIBOR plus 350 basis points as defined in the Revolving Credit Facility Agreement. At June 30, 2005 and December 31, 2004, there were no outstanding borrowings under the Revolving Credit Facility; however, there were $199.4 million and $190.0 million, respectively, in letters of credit issued and outstanding. These letters of credit were primarily issued to support fuel purchases and other operational activities.
     Concurrently with the 2004 Refinancing, the Company also entered into a $750.0 million unsecured subordinated working capital facility (the “Working Capital Facility”) with CalGen Holdings, Inc., the Company’s sole member. The Working Capital Facility is guaranteed by Calpine. Under the Working Capital Facility, the Company may borrow funds only for specific purposes including claims under its business interruption insurance with respect to any of the facilities or a delay in the start up of the Pastoria facility; losses incurred as a result of uninsured force majeure events; claims for liquidated damages against third party contractors with respect to the Goldendale and Pastoria facilities and spark spread diminution after expiration of the three-year Index Hedge agreement (“Index Hedge”) with Morgan Stanley Capital Group (“MSCG”) (see Note 9). Borrowings under the Working Capital Facility will bear

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
interest at LIBOR plus 4.0% and will mature in 2019. At June 30, 2005 and December 31, 2004, there were no outstanding borrowings under the Working Capital Facility.
     Prior to the refinancing on March 23, 2004, in addition to the Construction Facility, CalGen had received financing from Calpine in the form of subordinated debt (“Subordinated Parent Debt”). The Construction Facility was repaid and terminated on March 23, 2004 and the balance of the Subordinated Parent Debt totaling $4.4 billion was converted to equity as a non-cash capital contribution.
     In connection with a Raw Water Service Agreement (the “Water Agreement”) entered into with Contra Costa Water District for raw water service through April 2015, Delta and Los Medanos issued a promissory note valued at $3.5 million for the service connection fee. Payments are annual, due April 1 of each year. The interest rate charged is based on the average rate for the preceding calendar year for the Local Agency Investment Fund plus 2.5%. The note is split 70% Delta and 30% Los Medanos per the terms of the Water Agreement. At June 30, 2005 and December 31, 2004, the balance of the note was $2.1 million and $2.3 million, respectively.
7. Significant Customers
     In addition to third-party agreements, each of the Company’s facilities entered into the Index Based Agreement with CES. The Delta and Los Medanos facilities also entered into the Fixed Price Agreement with CES. Under these agreements, CES purchases substantially all of the output for each facility (subject to certain exceptions for direct sales to third parties) and sells or delivers to each facility substantially all of the gas required for its operations (subject to certain exceptions for gas purchases from third parties). CES is a significant customer and the Company’s revenues from sales to CES were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Revenues:
CES	$362,015	$341,427	$707,341	$513,896
     CES invoices the Company for the power they purchase during the period net of the gas they sell to the facilities during the period. As such, the Company could be in a net payable or receivable position at the end of any given period, depending on the fuel consumption used to generate power sold to third-party customers during the respective period. See note 8 below regarding related-party transactions.
8. Related Party Transactions
     Concurrently with the closing of the 2004 Refinancing on March 23, 2004, the Company entered into various agreements with Calpine affiliates. Under these agreements, the facilities sell power and purchase gas from CES, and other Calpine affiliates provide O&M, major maintenance and administrative services to the Company. The agreements between the Company and CES provide for the netting of payment obligations due and owing to each other, and the related party balances among and between Calpine and its affiliates are netted for presentation purposes in the Company’s Consolidated Condensed Financial Statements.
     From time to time, the Company may buy or sell parts, supplies or other inventory items, such as replacement turbine parts, from or to a Calpine affiliate. The parts are transferred at fair value and all transactions are settled through cash payments in accordance with the indenture governing the Notes.
     Under certain circumstances, CalGen is a party to a number of “buy-sell” transactions whereby CalGen purchases gas from a third-party, sells the gas to CES at substantially the same price, and then repurchases the gas from CES at the contract price (see Note 4).
     In June 2005, the Company terminated certain long-term service agreements. Services previously provided under these agreements will now be performed by a Calpine affiliate in accordance with the Master Maintenance Services Agreement dated March 23, 2004.
     The net related-party balances as of June 30, 2005 and December 31, 2004, reflected in the accompanying Consolidated Condensed Balance sheets and the related-party transactions for the three months and six months ended June 30, 2005 and 2004, reflected in the accompanying Consolidated Condensed Statements of Operations are summarized as follows (in thousands):

	June 30,	December 31,
	2005	2004
Accounts receivable, net	$50,288	$600

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2004		2004
	2005	(Restated)	2005	(Restated)
Revenue	$362,015	$341,427	$707,341	$513,896
Fuel expense	337,310	320,430	678,035	502,305
Plant operating expense	71,553	53,068	115,027	96,725
Sales, general and administrative expense	3,519	2,354	6,770	7,035
Interest expense	—	—	—	72,173
9. Derivative Instruments
     To manage forward exposure to price fluctuations, the Company entered into a three-year Index Hedge with MSCG. The Index Hedge provides for semi-annual payments to the Company if the aggregate spark spread amount calculated under the Index Hedge for any six-month period during the term of the Index Hedge is less than $50.0 million. The semi-annual payment dates are March 31 and September 30, beginning September 30, 2004. Based on the aggregate spark spread calculation, no payment was made to the Company under the Index Hedge for the three and six months ended June 30, 2005. The Company paid $45.0 million for the Index Hedge at the time of the closing of the 2004 Refinancing. The amount paid includes a value of $38.3 million over the estimated exercise value of the Index Hedge calculated based on the Company’s internally developed models. The Company recorded the valuation difference as a component of derivative assets. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” the valuation difference is accounted for as a deferred amount and amortized to income over the term of the contract. The amount amortized (realized expense) for the three months and six months ended June 30, 2005 was $0.1 million and $5.7 million, respectively. The Index Hedge qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” but does not meet hedge accounting requirements and, therefore, changes in the value are recognized in the Consolidated Condensed Statement of Operations as an unrealized gain or loss. There was an unrealized loss from such changes in value of $49,000 and $1.7 million for the three months and six months ended June 30, 2005, respectively.
     The table below reflects the amounts that are recorded as assets and liabilities at June 30, 2005, for the Company’s derivative instruments (in thousands):

June 30,
2005
Current derivative assets	$9,940
Long-term derivative assets	18,512

Total derivative assets	$28,452

10. Commitments and Contingencies
Commitments
     In addition to notes payable, term loans and other financings, the Company has long-term service agreements (“LTSAs”), various operating leases, operation and maintenance (“O&M”) agreements, and other commitments. Operating leases primarily consist of land leases for the facilities’ sites.
     The LTSAs provide for parts and services related to the performance of scheduled maintenance on combustion turbines at the facilities. The terms of the agreements generally cover the period from commercial operation of the project through the twelfth scheduled outage for each combustion turbine. In some agreements, the term is the earlier of sixteen years or twelve scheduled outages. Maintenance schedules and payment schedules are based on estimates of when maintenance will occur on the various turbines based on the number of hours the turbines operate. The actual timing of maintenance may vary based on actual operating hours and starts versus estimated hours and starts due to operational and performance considerations. LTSAs are in place at the Baytown, Channel, Decatur, Delta and Morgan plants.
     In an effort to lower operating expenses by having maintenance performed by a Calpine affiliate, LTSAs with non-Calpine affiliated third parties at Carville, Corpus Christi, Freestone, Los Medanos, Oneta and Zion were canceled on June 8, 2005, which reduced future commitments. The Company recorded a cost of $23.9 million as a result of these cancellations. As required by the Master Maintenance Services Agreement, Calpine reimbursed CalGen for these costs through a capital contribution. During the second quarter of 2005, the Company also identified an additional $6.6 million of LTSA cancellation costs properly recorded in a prior period which will be borne by Calpine on the Company's behalf in accordance with the requirements of the Master Maintenance Services Agreement. Accordingly, this amount has been eliminated from affiliate payables and reflected as a capital contribution. Set forth below is an estimated schedule of payments to be made in connection with the Company’s LTSAs and other obligations (in thousands):

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

	Long-Term
	Service			O&M
	Agreements	Fuel	Water	Agreements	Leases	Other	Total
July through December 2005	$4,211	$8,064	$1,607	$609	$996	$480	$15,967
2006	27,844	16,066	3,651	952	2,104	960	51,577
2007	34,310	16,066	3,799	882	2,236	960	58,253
2008	17,510	16,387	3,947	831	2,726	846	42,247
2009	25,819	16,540	4,107	831	3,172	889	51,358
2010 and thereafter	214,792	224,990	142,069	10,537	90,510	2,941	685,839

Total	$324,486	$298,113	$159,180	$14,642	$101,744	$7,076	$905,241

Litigation
     The Company is party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result of these matters, may potentially be material to the Company’s Consolidated Condensed Financial Statements.
     Estate of Jones, et al. v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Mr. Darrell Jones of National Energy Systems Company (“NESCO”). The agreement provided, among other things, that upon “Substantial Completion” of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleged that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine’s motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys’ fees from NESCO, which was recently granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to the estates (which has been remitted) to ensure payment of these fees. The matter is currently on appeal, and both parties have filed briefs with the appellate court.
     Solutia Bankruptcy. Solutia, Inc. (Decatur Energy Center, LLC (“Decatur”) steam host) filed for bankruptcy on December 17, 2003. Effective May 27, 2004, Solutia, Inc. rejected certain cogen agreements relating to the sale of steam and supply of electricity and entered a term sheet with Decatur confirming the agreement of the parties with respect to property rights going forward. By this term sheet, Decatur has secured all necessary rights to continue operating the plant. The parties are in active discussions to attempt to reach a negotiated settlement on the rejection damage claim, but if such discussions are not successful, Decatur maintains the right to litigate the amount of the damage claim. The parties entered into an amended and restated agreement setting forth their respective rights and obligations going forward pursuant to the term sheet and the bankruptcy court approved this agreement on June 30, 2004. On November 19, 2004, Decatur and its affiliates filed proofs of claim with the bankruptcy court totaling approximately $383 million. Solutia is expected to contest these claims, but has taken no action to date.
     Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively “Panda”) filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center (“Oneta”), which the Company acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits from Oneta and that Calpine’s actions have reduced the profits from Oneta thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest through December 1, 2003) is currently outstanding. Calpine filed a counterclaim against Panda based on a guaranty and a motion to dismiss

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
as to the causes of action alleging federal and state securities laws violations. The court recently granted Calpine’s motion to dismiss, but allowed Panda an opportunity to replead. The Company considers Panda’s lawsuit to be without merit and intends to vigorously defend it. Discovery is currently in progress. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default in repayment of the note. Trial is currently set for February 27, 2006.
     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.
11. Guarantor Subsidiaries — Supplemental Consolidating Financial Statements
     The securities issued in connection with the 2004 Refinancing were guaranteed by substantially all of the Company’s assets and the assets of its subsidiaries (“Subsidiary Guarantors”) other than CalGen Finance and the CalGen subsidiary that owns the Goldendale facility (together, the “Other Subsidiaries”). However, CalGen Holdings’ membership interest in CalGen and CalGen’s membership interest in CalGen Expansion are pledged as collateral. CalGen Expansion Company owns, through its direct and indirect wholly-owned subsidiaries, 100% of the interests in the Company’s facilities, including Goldendale. CalGen Holdings has no assets or operations separate from its investment in CalGen. The Notes, as discussed in Note 6, are unconditionally guaranteed on a joint and several basis by the Subsidiary Guarantors. Each guarantee is a non-recourse senior secured obligation of the applicable guarantor.
     Pursuant to Rule 3.10 of Regulation S-X, CalGen is required to present condensed consolidating financial information with respect to the Subsidiary Guarantors and the Other Subsidiaries. Condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004, condensed consolidating statements of operations for the three months and six months ended June 30, 2005 and 2004 and of cash flows for the six months ended June 30, 2005 and 2004, are presented below.

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
June 30, 2005
(in thousands)

	Calpine				Generating
	Generating				Company,
	Company,	Subsidiary	Other	Consolidating	LLC
	LLC	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$40,456	$24	$1	$—	$40,481
Restricted cash, current portion	—	—	67	—	67
Accounts receivable, net	121	65,377	—		65,498
Accounts receivable, net — related party	132,694	132,476	—	(214,882)	50,288
Notes receivable, current portion	—	385	—	—	385
Inventories	—	20,273	1,169	—	21,442
Current derivative assets	9,940	—	—	—	9,940
Prepaid and other current assets	368	5,954	115	—	6,437

Total current assets	183,579	224,489	1,352	(214,882)	194,538

Property, plant and equipment, net	6	5,974,386	320,945	—	6,295,337
Investment in affiliates	4,011,197	—	—	(4,011,197)	—
Notes receivable, net of current portion	—	19,184	—	—	19,184
Notes receivable — affiliate	2,409,575	—	—	(2,409,575)	—
Restricted cash, net of current portion	—	—	95	—	95
Deferred financing costs, net	45,796	43,694	2,102	(45,796)	45,796
Long-term derivative assets	18,512	—	—	—	18,512
Deferred tax asset	—	16,310	1,362	—	17,672
Other assets	—	38,154	—	—	38,154

Total assets	$6,668,665	$6,316,217	$325,856	$(6,681,450)	$6,629,288

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$51,680	$75,551	$408	$—	$127,639
Accounts payable — related party	167,007	—	47,875	(214,882)	—
Notes payable, current portion	—	171	—	—	171
Accrued interest payable	59,114	56,550	2,564	(59,114)	59,114
Deferred tax liability	—	16,310	1,362	—	17,672
Other current liabilities	—	3,463	192	—	3,655

Total current liabilities	277,801	152,045	52,401	(273,996)	208,251

Notes payable, net of current portion	—	1,943	—	—	1,943
Priority notes and term loans	2,396,257	2,286,189	110,068	(2,396,257)	2,396,257
Deferred revenue	—	6,833	—	—	6,833
Other liabilities	—	21,397	—	—	21,397

Total liabilities	2,674,058	2,468,407	162,469	(2,670,253)	2,634,681
Member’s equity	3,994,607	3,847,810	163,387	(4,011,197)	3,994,607

Total liabilities and member’s equity	$6,668,665	$6,316,217	$325,856	$(6,681,450)	$6,629,288

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2004
(in thousands)

					Calpine
	Calpine				Generating
	Generating				Company,
	Company,	Subsidiary	Other	Consolidating	LLC
	LLC	Guarantors	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$64,510	$28	$—	$—	$64,538
Accounts receivable, net	—	59,302	18	—	59,320
Accounts receivable, net — related party	62,131	119,589	—	(181,120)	600
Notes receivable, current portion	—	367	—	—	367
Inventories	—	18,456	1,145	—	19,601
Current derivative assets	9,272	—	—	—	9,272
Prepaid and other current assets	62	21,019	88	—	21,169

Total current assets	135,975	218,761	1,251	(181,120)	174,867

Property, plant and equipment, net	7	5,969,576	324,846	—	6,294,429
Investment in affiliates	4,051,326	—	—	(4,051,326)	—
Notes receivable, net of current portion	—	19,381	—	—	19,381
Notes receivable — affiliate	2,397,160	—	—	(2,397,160)	—
Deferred financing costs, net	51,496	49,329	2,167	(51,496)	51,496
Long-term derivative assets	26,644	—	—	—	26,644
Deferred tax asset	—	16,310	1,362	—	17,672
Other assets	—	54,245	—	—	54,245

Total assets	$6,662,608	$6,327,602	$329,626	$(6,681,102)	$6,638,734

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$31,809	$66,880	$523	$—	$99,212
Accounts payable — related party	140,153	—	40,967	(181,120)	—
Notes payable, current portion	—	168	—	—	168
Accrued interest payable	53,324	51,028	2,296	(53,324)	53,324
Deferred tax liability	—	16,310	1,362	—	17,672
Other current liabilities	—	2,871	99	—	2,970

Total current liabilities	225,286	137,257	45,247	(234,444)	173,346

Notes payable, net of current portion	—	2,109	—	—	2,109
Priority notes and term loans	2,395,332	2,285,307	110,025	(2,395,332)	2,395,332
Deferred revenue	—	5,671	—	—	5,671
Other liabilities	—	20,286	—	—	20,286

Total liabilities	2,620,618	2,450,630	155,272	(2,629,776)	2,596,744
Member’s equity	4,041,990	3,876,972	174,354	(4,051,326)	4,041,990

Total liabilities and member’s equity	$6,662,608	$6,327,602	$329,626	$(6,681,102)	$6,638,734

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the three months ended June 30, 2005
(in thousands)

					Calpine
	Calpine				Generating
	Generating				Company,
	Company,	Subsidiary	Other	Consolidating	LLC
	LLC	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenue:
Electricity and steam revenue — related party	$—	$353,372	$8,643	$—	$362,015
Electricity and steam revenue — third-party	—	126,371	—	—	126,371

Total electricity and steam revenue	—	479,743	8,643	—	488,386
Mark-to-market activity, net	(179)	—	—	—	(179)
Sale of purchased power	—	779	—	—	779
Other revenue	—	448	—	—	448

Total revenue	(179)	480,970	8,643	—	489,434

Cost of revenue:
Plant operating expense — related party	—	68,324	3,229	—	71,553
Fuel expense	—	330,471	6,839	—	337,310
Purchased power expense	—	2,895	—	—	2,895
Depreciation and amortization expense	—	41,580	2,145	—	43,725

Total cost of revenue	—	443,270	12,213	—	455,483

Gross profit (loss)	(179)	37,700	(3,570)	—	33,951
Long-term service agreement cancellation charge	—	23,864	—	—	23,864
Sales, general and administrative expense — related party	210	3,148	161	—	3,519

Income (loss) from operations	(389)	10,688	(3,731)	—	6,568

Interest expense — third party	55,308	52,584	2,724	(55,308)	55,308
Interest (income)	(55,436)	(480)	—	55,308	(608)
Equity loss in subsidiary	(48,572)	—	—	48,572	—
Other expense (income), net	(91)	607	94	—	610

Loss before income taxes	(48,742)	(42,023)	(6,549)	48,572	(48,742)
Income taxes	—	—	—	—	—

Net loss	$(48,742)	$(42,023)	$(6,549)	$48,572	$(48,742)

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the six months ended June 30, 2005
(in thousands)

					Calpine
	Calpine				Generating
	Generating				Company,
	Company,	Subsidiary	Other	Consolidating	LLC
	LLC	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenue:
Electricity and steam revenue — related party	$—	$683,250	$24,091	$—	$707,341
Electricity and steam revenue — third-party	—	234,730	—	—	234,730

Total electricity and steam revenue	—	917,980	24,091	—	942,071
Mark-to-market activity, net	(7,464)	—	—	—	(7,464)
Sale of purchased power	—	5,459	—	—	5,459
Other revenue	—	1,648	—	—	1,648

Total revenue	(7,464)	925,087	24,091	—	941,714

Cost of revenue:
Plant operating expense — related party	—	108,032	6,995	—	115,027
Fuel expense	—	659,689	18,346	—	678,035
Purchased power expense	—	7,313	—	—	7,313
Depreciation and amortization expense	—	80,422	3,946	—	84,368

Total cost of revenue	—	855,456	29,287	—	884,743

Gross profit (loss)	(7,464)	69,631	(5,196)	—	56,971
Long-term service agreement cancellation charge	—	23,864	—	—	23,864
Sales, general and administrative expense — related party	395	6,046	329	—	6,770

Income (loss) from operations	(7,859)	39,721	(5,525)	—	26,337

Interest expense — third party	106,057	100,799	5,258	(106,057)	106,057
Interest (income)	(106,494)	(960)	—	106,057	(1,397)
Equity loss in subsidiary	(72,292)	—	—	72,292	—
Other expense (income), net	(168)	1,207	184	—	1,223

Loss before income taxes	(79,546)	(61,325)	(10,967)	72,292	(79,546)
Income taxes	—	—	—	—	—

Net loss	$(79,546)	$(61,325)	$(10,967)	$72,292	$(79,546)

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the three months ended June 30, 2004
(Restated, in thousands)

					Calpine
	Calpine				Generating
	Generating				Company,
	Company,	Subsidiary	Other	Consolidating	LLC
	LLC	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenue:
Electricity and steam revenue — related party	$—	$341,427	$—	$—	$341,427
Electricity and steam revenue — third-party	—	116,303	—	—	116,303

Total electricity and steam revenue	—	457,730	—	—	457,730
Mark-to-market activity, net	(2,036)	—	—	—	(2,036)
Sale of purchased power	—	2,562	—	—	2,562
Other revenue	—	824	—	—	824

Total revenue	(2,036)	461,116	—	—	459,080

Cost of revenue:
Plant operating expense — related party	—	53,068	—	—	53,068
Fuel expense	—	320,084	—	—	320,084
Purchased power expense	—	2,078	—	—	2,078
Depreciation and amortization expense	—	36,853	—	—	36,853

Total cost of revenue	—	412,083	—	—	412,083

Gross profit (loss)	(2,036)	49,033	—	—	46,997
Sales, general and administrative expense — related party	177	2,141	36	—	2,354

Income (loss) from operations	(2,213)	46,892	(36)	—	44,643

Interest expense — related party	—	—	—	—	—
Interest expense — third party	38,865	38,978	(113)	(38,865)	38,865
Interest (income)	(38,918)	(657)	—	38,865	(710)
Equity income in subsidiary	8,394	—	—	(8,394)	—
Other expense (income), net	(18)	254	—	—	236

Income before income taxes	6,252	8,317	77	(8,394)	6,252
Income taxes	—	—	—	—	—

Net income	$6,252	$8,317	$77	$(8,394)	$6,252

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the six months ended June 30, 2004
(Restated, in thousands)

					Calpine
	Calpine				Generating
	Generating				Company,
	Company,	Subsidiary	Other	Consolidating	LLC
	LLC	Guarantors	Subsidiaries	Adjustments	Consolidated
Revenue:
Electricity and steam revenue — related party	$—	$513,896	$—	$—	$513,896
Electricity and steam revenue — third-party	—	216,245	—	—	216,245

Total electricity and steam revenue	—	730,141	—	—	730,141
Mark-to-market activity, net	(1,921)	—	—	—	(1,921)
Sale of purchased power	—	2,860	—	—	2,860
Other revenue	—	1,648	—	—	1,648

Total revenue	(1,921)	734,649	—	—	732,728

Cost of revenue:
Plant operating expense — related party	—	96,725	—	—	96,725
Fuel expense	—	502,228	—	—	502,228
Purchased power expense	—	2,568	—	—	2,568
Depreciation and amortization expense	—	71,736	—	—	71,736

Total cost of revenue	—	673,257	—	—	673,257

Gross profit (loss)	(1,921)	61,392	—	—	59,471
Sales, general and administrative expense — related party	289	5,584	1,162	—	7,035

Income (loss) from operations	(2,210)	55,808	(1,162)	—	52,436

Interest expense — related party	—	72,026	147	—	72,173
Interest expense — third party	38,865	69,615	24	(38,865)	69,639
Interest (income)	(38,931)	(1,429)	—	38,865	(1,495)
Equity loss in subsidiary	(85,340)	—	—	85,340	—
Other (income), net	(18)	(397)	—	—	(415)

Loss before income taxes	(87,466)	(84,007)	(1,333)	85,340	(87,466)
Income taxes	—	—	—	—	—

Net loss	$(87,466)	$(84,007)	$(1,333)	$85,340	$(87,466)

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005
(in thousands)

					Calpine
	Calpine				Generating
	Generating				Company,
	Company,	Subsidiary	Other	Consolidating	LLC
	LLC	Guarantors	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(79,546)	$(61,325)	$(10,967)	$72,292	$(79,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	80,422	3,946	—	84,368
Amortization of discount and deferred financing costs	6,625	6,060	107	(6,625)	6,167
Mark-to-market activities, net	7,464	—	—	—	7,464
Long-term service agreement cancellation charge	—	23,864	—	—	23,864
Equity loss in subsidiary	72,292	—	—	(72,292)	—
Change in operating assets and liabilities:
Accounts receivable	(121)	(6,075)	18	—	(6,178)
Accounts receivable, net — related party	(43,709)	(617)	6,908	—	(37,418)
Inventories	—	(1,817)	(24)	—	(1,841)
Prepaid and other current assets	(304)	2,307	(27)	—	1,976
Other assets	(12,415)	5,816	—	12,415	5,816
Accounts payable	19,871	10,722	(115)	—	30,478
Accrued interest payable	5,790	5,522	268	(5,790)	5,790
Other accrued liabilities	—	2,868	93	—	2,961

Net cash provided by (used in) operating activities	(24,053)	67,747	207	—	43,901

Cash flows from investing activities:
Increase in restricted cash	—	—	(162)	—	(162)
Purchases of property, plant and equipment	(1)	(67,585)	(44)	—	(67,630)

Net cash used in investing activities	(1)	(67,585)	(206)	—	(67,792)

Cash flows from financing activities:
Repayments on notes payable	—	(166)	—	—	(166)

Net cash used in financing activities	—	(166)	—	—	(166)

Net increase (decrease) in cash and cash equivalents	(24,054)	(4)	1	—	(24,057)
Cash and cash equivalents, beginning of period	64,510	28	—	—	64,538

Cash and cash equivalents, end of period	$40,456	$24	$1	$—	$40,481

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004
(Restated, in thousands)

	Calpine				Generating
	Generating				Company,
	Company,	Subsidiary	Other	Consolidating	LLC
	LLC	Guarantors	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(87,466)	$(84,007)	$(1,333)	$85,340	$(87,466)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	71,736	—	—	71,736
Amortization of discount and deferred financing costs	3,375	6,267	—	(3,375)	6,267
Write-off of deferred financing costs		12,457	—	—	12,457
Mark-to-market activities, net	1,921	—	—	—	1,921
Interest on subordinated parent debt	—	72,026	147	—	72,173
Equity loss in subsidiary	85,340	—	—	(85,340)	—
Change in operating assets and liabilities:
Accounts receivable	—	(15,567)	—	—	(15,567)
Accounts receivable, net — related party	111,453	(104,030)	—	—	7,423
Inventories	—	(2,066)	(1)	—	(2,067)
Prepaid and other current assets	(25)	(3,874)	11	—	(3,888)
Other assets	(2,442,775)	(6,168)	—	2,442,775	(6,168)
Accounts payable	2,065	17,922	—	—	19,987
Accrued interest payable	49,525	47,131	2,318	(49,525)	49,449
Other accrued liabilities	—	(1,104)	5	—	(1,099)

Net cash provided by (used in) operating activities	(2,276,587)	10,723	1,147	2,389,875	125,158

Cash flows from investing activities:
Increase in restricted cash	—	152,290	—	—	152,290
Purchases of derivative asset	(45,000)	—	—	—	(45,000)
Purchases of property, plant and equipment	(9)	(174,473)	(27,316)	—	(201,798)

Net cash used in investing activities	(45,009)	(22,183)	(27,316)	—	(94,508)

Cash flows from financing activities:
Financing costs	(58,525)	(58,525)	—	58,525	(58,525)
Repayment on notes payable	—	(162)	—	—	(162)
Borrowings from subordinated parent debt	—	29,727	17,086	—	46,813
Repayments of subordinated parent debt	—	(238,137)	—	—	(238,137)
Borrowings on project financing	2,393,900	2,384,820	9,080	(2,393,900)	2,393,900
Borrowings on revolver line of credit	54,500	54,500	—	(54,500)	54,500
Borrowings from credit facility	—	178,995	—	—	178,995
Repayments of credit facility	—	(2,379,353)	—	—	(2,379,353)

Net cash provided by (used in) financing activities	2,389,875	(28,135)	26,166	(2,389,875)	(1,969)

Net increase (decrease) in cash and cash equivalents	68,279	(39,595)	(3)	—	28,681
Cash and cash equivalents, beginning of period	—	39,595	3	—	39,598

Cash and cash equivalents, end of period	$68,279	$—	$—	$—	$68,279

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.
     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions, (iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (vii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (viii) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (ix) present and possible future claims, litigation and enforcement actions, (x) effects of the application of regulations, including changes in regulations or the interpretation thereof, (xi) risks related to the ability of Calpine and its affiliates to continue to perform under the various affiliate agreements including in the Index Based Gas Sale and Power Purchase Agreement (“the Index Based Agreement”) and the WECC Fixed Price Gas Sale and Power Purchase Agreement (the “Fixed Price Agreement”) with Calpine Energy Services, L.P. (“CES”), and (xii) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our annual report on Form 10-K for the year ended December 31, 2004 and our Registration Statement on Form S-4 filed on July 13, 2004 and amended on October 19, 2004. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.
     We file annual, quarterly and periodic reports and other information with the SEC. You may obtain and copy any document we file with the Securities and Exchange Commission (“SEC”) at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.
     Our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: Calpine Generating Company, LLC, c/o Calpine Corporation, 50 West San Fernando Street, San Jose, California 95113, attention: Lisa M. Bodensteiner, Assistant Secretary, telephone: (408) 995-5115. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.
Restatement
     As described in our Annual Report on Form 10-K for the year ended December 31, 2004, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for capacity charges billed under the Fixed Price Agreement which should have been deducted from amounts used to calculate the charges under the Index Based Agreement. See Note 3 of the Notes to Consolidated Condensed Financial Statements for more information.
Executive Overview
     Calpine Generating Company, LLC (“CalGen”) is a Delaware limited liability company and an indirect wholly-owned subsidiary of Calpine Corporation (“Calpine” or the “Parent”). We are engaged, through our subsidiaries, in the construction, ownership and operation of electric power generation facilities and the sale of energy, capacity and related products in the United States of America. We indirectly own 14 power generation facilities (the “projects” or “facilities”) that have an aggregate combined estimated peak capacity of 9,815 MW (nominal 8,416 MW without peaking capacity). Thirteen of our facilities are natural gas-fired combined cycle facilities, and our Zion facility is a natural gas-fired simple cycle facility. As of June 30, 2005, all 14 of our facilities

CALPINE GENERATION COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
were operating, including the Pastoria facility, which commenced Phase I operation on May 5, 2005 and Phase II operation on July 5, 2005.
     Our revenues are generated from the sale of electrical capacity and energy together with a by-product, steam, through a series of agreements with third parties and through the Fixed Price Agreement and Index Based Agreement with CES. In connection with our refinancing on March 23, 2004, we entered into the Fixed Price and Index Based Agreements with CES. Previously, CES had purchased most of the available capacity and energy of our facilities, including ancillary services and other generation-based products and services, at negotiated internal transfer prices agreed upon when the various facilities commenced operations. In addition, CES supplied substantially all fuel requirements to the facilities, also at negotiated internal transfer prices. Under the Fixed Price and Index Based Agreements, CES purchases a portion of our energy at a fixed price and all of our remaining energy (after sales pursuant to our third-party agreements) at floating prices based on day-ahead energy and gas prices.
     All amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the restatement discussed in Note 3 of the Consolidated Condensed Financial Statements. See Liquidity and Capital Resources below for discussion of the financial challenges facing CalGen.
Results of Operations
Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004
     In the comparative tables below, increases in revenue/income or decreases in expense (for favorable variances) are shown without brackets. Decreases in revenue/income or increase in expense (unfavorable variances) are shown with brackets (in millions, except for unit pricing information, percentages and MW volumes).
Revenue

	Three Months Ended
	June 30,
	2005	2004	$ Change	% Change
Electricity and steam revenue — related party	$362.0	$341.4	$20.6	6.0%
Electricity and steam revenue — third-party	126.4	116.3	10.1	8.7%
Mark-to-market activity, net	(0.2)	(2.0)	1.8	90.0%
Sale of purchased power	0.8	2.6	(1.8)	(69.2)%
Other revenue	0.4	0.8	(0.4)	(50.0)%

Total revenue	$489.4	$459.1	$30.3	6.6%

     Electricity and steam revenue increased as we completed construction and brought into operation the Pastoria, Goldendale and Columbia facilities in May 2005, September 2004 and May 2004, respectively. New revenue generated at these facilities contributed $9.1 million, $8.6 million and $3.9 million, respectively, of the total increase. Increased generation and pricing contributed to increases of electricity and steam revenue at the Carville and Baytown plants of $11.7 million and $6.9 million, respectively. The increases in electricity and steam revenue were partially offset by a $17.1 million decrease in revenue at the Delta facility as the result of a forced major maintenance outage in the second quarter of 2005.
     To manage forward exposure to price fluctuations, the Company entered into a three-year Index Hedge (“Index Hedge”) with Morgan Stanley Capital Group (“MSCG”) in March 2004. Mark-to-market activity, net related to this Index Hedge increased $1.8 million primarily due to the decrease of $1.9 million in unrealized losses which was partially offset by a $0.1 million increase in realized losses on this derivative. Realized loss represents the amortization of the excess of the amount paid for the Index Hedge over its internally calculated fair value at the date of purchase. Unrealized loss represents changes in the value of the Index Hedge.
     Sale of purchased power decreased $1.8 million as we purchased less replacement power to meet contract sales requirements in the second quarter of 2005 primarily at the Channel plant which was shut down due to outages during both 2005 and 2004. However, the outages at Channel were longer in 2004 compared with 2005.

     Average megawatts in operation of our consolidated plants increased by 7.6% to 9,065 MW while generation decreased by 10.9% to 5,840 MW. Our baseload capacity factor dropped to 31.3% in the second quarter of 2005 from 37.9% in the second quarter of 2004 primarily because of the impact of forced outages on generation, primarily at Corpus Christi, Channel and Freestone. In addition, the Delta facility contributed to the decrease in the baseload capacity factor due to planned outages. The overall increase in revenue was due to an increase in average pricing, partially offset by a decrease in generation. Average pricing increased 19.1% as average realized electricity prices increased to $83.19/MWh in 2005 from $69.83/MWh in 2004, primarily because of the new contractual agreements in 2004.
Cost of Revenue

	Three Months Ended
	June 30,
	2005	2004	$ Change	% Change
Plant operating expense	$71.6	$53.1	$(18.5)	(34.8)%
Fuel expense	337.3	320.1	(17.2)	(5.4)%
Purchased power expense	2.9	2.1	(0.8)	(38.1)%
Depreciation and amortization expense	43.7	36.8	(6.9)	(18.8)%

Total cost of revenue	$455.5	$412.1	$(43.4)	(10.5)%

     Plant operating expense for the quarter ended June 30, 2005 increased $9.5 million related to scheduled maintenance outages at our Corpus Christi plant and $6.0 million of unscheduled maintenance outages at our Channel facility during the second quarter of 2005. In addition, we completed construction and brought into operation the Pastoria, Goldendale and Columbia power plants in May 2005, September 2004 and May 2004, respectively. The Pastoria, Goldendale and Columbia facilities contributed $1.0 million, $3.2 million and $2.0 million, respectively, of additional plant operating expense. Expressed per MWh of generation, plant operating expense increased by 51.3% from $8.09/MWh to $12.24/MWh due to a combination of new projects entering operation and a decrease of 10.9% in generation due to forced outages.
     Purchased power expense increased as we purchased more replacement power to meet contract sales requirements in 2005 due to a maintenance outage at our Channel facility.
     Fuel expense increased in the second quarter of 2005 due to a 14.1% increase in gas prices, partially offset be the 10.9% decrease in gas-fired megawatt hours generated. As noted above we completed construction and brought into operation the Pastoria, Goldendale and Columbia baseload power plants which contributed $8.3 million, $6.8 million and $0.1 million, respectively, of the total increase. In addition, an increase in consumption and fuel pricing contributed to a $9.1 million increase in fuel expense at Carville.
     Depreciation and amortization expense increased as we completed construction and brought into operation the Pastoria, Goldendale and Columbia facilities in May 2005, September 2004 and May 2004, respectively. Facilities are depreciated once construction is complete.
Other (Income)/Expenses

	Three Months Ended
	June 30,
	2005	2004	$ Change	% Change
Long-term service agreement cancellation charge	$23.9	$—	$(23.9)	(100.0)%
Sales, general and administrative expense	3.5	2.4	(1.1)	(45.8)%
Interest expense, third-party	55.3	38.9	(16.4)	(42.2)%
Interest (income)	(0.6)	(0.7)	(0.1)	(14.3)%
Other expense (income), net	0.6	0.2	(0.4)	(200.0)%
     Long-term service agreements at Carville, Corpus Christi, Freestone, Los Medanos, Oneta and Zion were canceled on June 8, 2005. We recorded a cost of $23.9 million as a result of these cancellations. Calpine reimbursed CalGen for these costs through a contribution of capital.
     Sales, general and administrative expense increased in 2005 due to the operation of new plants. Sales, general and administrative expense expressed per MWh of generation increased to $0.60/MWh in the second quarter of 2005 from $0.36/MWh in the second quarter of 2004 due to higher costs on decreased generation.

     Interest expense — third-party increased primarily due to new plants entering commercial operation at which time capitalization of interest expense at these plants ceased. We completed construction and brought into operation the Pastoria, Goldendale and Columbia baseload power plants which contributed $8.1 million of the total increase.
Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004
In the comparative tables below, increases in revenue/income or decreases in expense (for favorable variances) are shown without brackets. Decreases in revenue/income or increase in expense (unfavorable variances) are shown with brackets (in millions, except for unit pricing information, percentages and MW volumes).
Revenue

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Electricity and steam revenue — related party	$707.3	$513.9	$193.4	37.6%
Electricity and steam revenue — third-party	234.7	216.2	18.5	8.6%
Mark-to-market activity, net	(7.4)	(1.9)	(5.5)	(289.5)%
Sale of purchased power	5.5	2.9	2.6	89.7%
Other revenue	1.6	1.6	—	—

Total revenue	$941.7	$732.7	$209.0	28.5%

     Electricity and steam revenue increased as we completed construction and brought into operation the Pastoria, Goldendale and Columbia facilities in May 2005, September 2004 and May 2004, respectively. New revenue generated at these facilities contributed $9.1 million, $24.1 million and $24.8 million, respectively. The Carville facility experienced favorable pricing and increased generation. Additional revenues in 2005 from this facility contributed $22.7 million to the increase. In addition, the Corpus Christi facility experienced favorable pricing and increased generation due to a new customer in 2004. Additional revenues in 2005 from this facility contributed $18.6 million to the increase. Prior to the 2004 Refinancing (as defined in Note 4 of the Notes to Consolidated Condensed Financial Statements), the gas purchase and power sales agreements at Delta and Los Medanos were accounted for as tolling agreements. As such, fuel costs were recorded as a reduction of the related power revenues. Under the Fixed Price and Index Based Agreements executed in connection with the 2004 Refinancing, fuel costs are no longer netted against revenue. Revenues at Delta and Los Medanos, partially offset by maintenance outages at Delta in 2005, increased approximately $44.1 million under these new agreements. Overall, revenues increased with the execution of the Fixed Price and Index Based Agreements on March 23, 2004. Previously, CES purchased most of the available capacity and energy at negotiated internal transfer prices. Under the Fixed Price and Index Based Agreements, CES purchases a portion of the energy at a fixed price and all of the remaining energy (after sales pursuant to our third-party agreements) at floating prices based on day-ahead energy and gas prices.
     To manage forward exposure to price fluctuations, the Company entered into a three-year Index Hedge with MSCG in March 2004. Mark-to-market activity, net related to this Index Hedge decreased $5.5 million primarily due to the increase of $5.7 million in realized losses. This was partially offset by a $0.2 million decrease in unrealized losses. Realized loss represents the amortization of the excess of the amount paid for the Index Hedge over its internally calculated fair value at the date of purchase. Unrealized loss represents changes in the value of the Index Hedge.
     Sale of purchased power increased $2.6 million as we purchased more replacement power to meet contract sales requirements in 2005 primarily at the Channel plant which was shut down due to two months of forced outages during 2005. There were no forced outages at Channel in 2004.
     Average megawatts in operation of our consolidated plants increased by 10.2% to 9,065 MW while generation increased by 1.4% to 12,424 MW. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 33.4% in 2005 from 37.4% in 2004 primarily because of the impact of forced outages on generation, primarily at Channel, Corpus Christi and Freestone. In addition, the Delta facility contributed to the decrease in the baseload capacity factor due to planned outages. The overall increase in revenue was due to an increase in average pricing combined with the increase in generation. Average pricing increased 29.3% as average realized electricity prices increased to $75.65/MWh in 2005 from $58.50/MWh in 2004, primarily because of the new contractual agreements in 2004.

Cost of Revenue

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Plant operating expense	$115.0	$96.7	$(18.3)	(18.9)%
Fuel expense	678.0	502.2	(175.8)	(35.0)%
Purchased power expense	7.3	2.6	(4.7)	(180.8)%
Depreciation and amortization expense	84.4	71.8	(12.6)	(17.5)%

Total cost of revenue	$884.7	$673.3	$(211.4)	(31.4)%

     Plant operating expense increased as a result of $9.5 million of costs related to an unscheduled outage in 2005 at Channel. In addition, we completed construction and brought into operation the Pastoria, Goldendale and Columbia power plants. The Pastoria, Goldendale and Columbia facilities contributed $1.0 million, $7.0 million and $4.5 million, respectively, of additional plant operating expense. Plant operating expense was partially offset as a result of costs of $9.2 million for the six months ended June 30, 2004 related to scheduled maintenance outages at our Freestone facility. There were no such costs at Freestone in 2005. Expressed per MWh of generation, plant operating expense increased by 20.6% from $7.67/MWh to $9.25/MWh due to a combination of the unscheduled outage at Channel and higher capacity but relatively flat generation.
     Fuel expense increased largely due to replacement of certain tolling agreements at Delta and Los Medanos, contributing $101.5 million of the increase, which existed in the first quarter of 2004 before the 2004 Refinancing. Under the tolling agreements, revenue was reported net of fuel expense. In the first six months of 2005, tolling agreements were not in place as a result of the 2004 Refinancing. Therefore, revenue was reported gross of fuel expense. The increase in fuel costs and consumption also contributed to the increase in fuel expense. As noted above we completed construction and brought into operation the Pastoria, Goldendale and Columbia baseload power plants which contributed $8.3 million, $18.3 million and $14.0 million, respectively, of the total increase. In addition, an increase in consumption and fuel pricing contributed to a $17.7 million increase in fuel expense at Carville. Fuel expense also increased in 2005 due to a 14.0% increase in gas prices and a 1.4% increase in gas-fired megawatt hours generated.
     Purchased power expense increased as we purchased more replacement power to meet contract sales requirements due to outages at our Channel plant which was shut down for two months of forced outages during 2005 as noted above. There were no forced outages at Channel in 2004.
     Depreciation and amortization expense increased as we completed construction and brought into operation the Pastoria, Goldendale and Columbia facilities in May 2005, September 2004 and March 2004, respectively. Facilities are depreciated once construction is complete.
     Other (Income)/Expenses

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Long-term service agreement cancellation charge	$23.9	$—	$(23.9)	(100.0)%
Sales, general and administrative expense	6.8	7.0	0.2	2.9%
Interest expense — related party	—	72.2	72.2	100.0%
Interest expense — third-party	106.1	69.6	(36.5)	(52.4)%
Interest (income)	(1.4)	(1.5)	(0.1)	(6.7)%
Other expense (income), net	1.2	(0.4)	(1.6)	(400.0)%
     Long-term service agreements at Carville, Corpus Christi, Freestone, Los Medanos, Oneta and Zion were canceled on June 8, 2005. We recorded a cost of $23.9 million as a result of these cancellations. Calpine reimbursed CalGen for these costs through a contribution of capital.
     Interest expense, related party decreased primarily due to the 2004 Refinancing in March 2004. Prior to the 2004 Refinancing, CalGen had received additional financing from Calpine in the form of subordinated debt (“Subordinated Parent Debt”). At the time of this refinancing, the Subordinated Parent Debt was converted to equity by the Parent in a non-cash capital contribution. Partially offsetting the decrease in related party interest expense was an increase in third-party interest expense. This increase is primarily due to the CalGen project debt, which replaced the Construction Facility (as defined in Note 6 of the Notes to Consolidated Condensed Financial Statements) in March 2004. This debt accrued interest at a weighted average rate of approximately 9.3% during 2005 compared with a weighted average interest rate of 2.6% on the Construction Facility. In addition, $14.3 million of the increase is due to the new plants entering commercial operations at which time capitalization of interest expense at these plants ceased.

     Other expense (income), net was unfavorable primarily due to other income of $0.8 million recorded in 2004 at Corpus Christi as a result of a water capacity agreement termination. In addition, an increase in letter of credit fees in 2005 at Columbia, Goldendale and Zion in the amount of $0.3 million, $0.2 million and $0.2 million, respectively, contributed to the unfavorable variance.
Liquidity and Capital Resources
     As discussed above, most of our revenues are generated from the sale of electrical capacity and energy through agreements with CES, which is a subsidiary of Calpine. Consequently, our cash flows from operations are dependent on cash generated from these sales. As Calpine described in its Quarterly Report on Form 10-Q for the period ending June 30, 2005 (the “Calpine 10-Q”), access to capital for many businesses in the energy sector, including Calpine, has been restricted since late 2001, and the timing of the availability of capital at Calpine is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of Calpine’s control. In addition, in the Calpine 10-Q, Calpine reported that it is facing several challenges related to satisfying its obligations under outstanding indebtedness and funding anticipated capital expenditures and working capital requirements for the next twelve months. Calpine reported its cash requirements are expected to exceed its unrestricted cash on hand and cash from operations at least for the near term and possibly longer.
     Calpine reports that it has implemented a strategic initiative to address these issues. There is no assurance, however, that Calpine or its affiliates can continue to meet their obligations under their agreements with us including, in particular, the Index Based and Fixed Price Agreements, in the near term or otherwise. If Calpine is unable to meet its obligations under these agreements, CalGen would be required to enter into power purchase agreements and arrange for scheduling and marketing services and operating and maintenance services with third parties. If we were unable to secure these third-party agreements on acceptable terms or at all, it would have a material adverse effect on our financial condition and results of operations and could cause us to be unable to make payments under our outstanding indebtedness, including our outstanding debt securities (the “Notes”) and term loans (the “Loans”).
     Net proceeds from the 2004 Refinancing were used to repay the Construction Facility entered into in October 2000 and to pay fees and transaction costs associated with the 2004 Refinancing. The Notes and Loans comprise various traunches and, except for the Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%.
     As part of the 2004 Refinancing, we entered into an agreement with a group of banks led by The Bank of Nova Scotia for a $200.0 million revolving credit facility (the “Revolving Credit Facility”). This three-year facility is available for specified working capital purposes, capital expenditures to complete the Pastoria facility and for letters of credit. All amounts outstanding under the Revolving Credit Facility bear interest at either (i) the Base Rate plus 250 basis points, or (ii) at LIBOR plus 350 basis points. At June 30, 2005 and December 31, 2004, there were no outstanding borrowings under the facility; however, at June 30, 2005 and December 31, 2004, we had approximately $199.4 million and $190.0 million, respectively, in letters of credit outstanding under this credit facility to support fuel purchases and other operational activities. No other borrowings were outstanding at June 30, 2005.
     The Company also entered into a $750.0 million unsecured subordinated working capital facility (the “Working Capital Facility”) with CalGen Holdings, Inc., our sole member, in connection with the 2004 Refinancing. Under the Working Capital Facility, which is guaranteed by Calpine, the Company may borrow funds only for specific purposes including claims under its business interruption insurance with respect to any of the facilities or a delay in the start up of the Pastoria facility; losses incurred as a result of uninsured force majeure events; claims for liquidated damages against third party contractors with respect to the Goldendale and Pastoria facilities and spark spread diminution after expiration of the Index Hedge agreement with MSCG. Borrowings under the Working Capital Facility will bear interest at LIBOR plus 4.0% and interest will be payable annually in arrears and will mature in 2019. At June 30, 2005 and December 31, 2004, there were no outstanding borrowings under the Working Capital Facility.
     In addition, CalGen had previously received additional financing from Calpine in the form of Subordinated Parent Debt. Effective March 23, 2004, Calpine converted the Subordinated Parent Debt, totaling approximately $4.4 billion, to equity in a non-cash capital contribution.
     To manage forward exposure to price fluctuations, we entered into the Index Hedge in March 2004. The Index Hedge provides for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Hedge for each six-month period during the term of the Index Hedge, falls below $50.0 million. We paid $45.0 million for the Index Hedge, which is in place through April 1, 2007. No payments have been made to us under the Index Hedge to date.

     We expect to have sufficient cash flow from operations and borrowings available under our credit facilities to satisfy all obligations under our outstanding indebtedness, and to fund anticipated capital expenditures and working capital requirements for the next twelve months. If however, as discussed above, Calpine and its affiliates are unable to meet their obligations under their various agreements with us, and in particular, the Fixed Price and Index Based Agreements, we would be required to enter into power purchase agreements and arrange for scheduling and marketing services and operating and maintenance services with third parties. If we were unable to secure these third-party agreements on acceptable terms or at all, it would have a material adverse effect on our financial condition and results of operations and could cause us to be unable to make payments under our outstanding indebtedness, including the Notes and the Loans.
     On June 30, 2005, our liquidity totaled approximately $41.1 million. This includes cash and cash equivalents on hand of approximately $40.5 million and $0.6 million of borrowing capacity under our Revolving Credit Facility. Additionally, as explained above, we have $750 million of borrowing capacity under our Working Capital Facility for specific permitted purposes. However, if, as discussed above, Calpine and its affiliates are unable to meet their obligations under their agreements with us, including the Working Capital Facility, we would be unable to satisfy all obligations under our outstanding indebtedness unless we were able to enter into new third party agreements sufficient to support such obligations. As described above, there can be no assurance that Calpine and its affiliates will continue to be able to meet their obligations or, if they do not, that we will be able to enter into new third party arrangements upon acceptable terms or at all.
     Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Beginning cash and cash equivalents	$64.5	$39.6
Net cash provided by (used in):
Operating activities	43.9	125.2
Investing activities	(67.8)	(94.5)
Financing activities	(0.1)	(2.0)

Net increase (decrease) in cash and cash equivalents	(24.0)	28.7

Ending cash and cash equivalents	$40.5	$68.3

     Operating activities for the six months ended June 30, 2005 provided net cash of $43.9 million compared with $125.2 million for the same period in 2004. The decrease in operating cash flow in 2005 compared with 2004 primarily relates to increased interest payments made on third-party debt during 2005. In 2004, $72.2 million of interest accrued on our Subordinated Parent Debt was contributed to capital by our Parent. As a result, cash payments for interest totaled $93.4 million in 2005 compared to $11.2 million in 2004. This decrease was partially offset by an increase of $36.1 million in revenues, net of related fuel expense, in 2005 compared to 2004. Additional revenues, net of fuel expense, from the Pastoria, Columbia and Goldendale facilities, which commenced operations in May 2005, May 2004 and September 2004 contributed to this increase.
     Investing activities for the six months ended June 30, 2005, consumed net cash of $67.8 million, compared with $94.5 million in the same period of 2004. In both periods capital expenditures for new construction of plants represent the majority of investing cash outflows. In 2004, capital expenditures for new construction of plants was offset by a decrease in restricted cash as a result of the 2004 Refinancing.
     Financing activities for the six months ended June 30, 2005, consumed net cash of $0.1 million, compared with $2.0 million in the same period of 2004. Cash outflows for the first six months of 2004 were primarily the result of refinancing transactions, repayments of Subordinated Parent Debt and financing costs.
     Revolving Credit Facilities — At June 30, 2005 and December 31, 2004, we had approximately $199.4 million and $190.0 million, respectively, in letters of credit outstanding under our $200 million revolving credit facility to support fuel purchases and other operational activities. No additional borrowings were outstanding at June 30, 2005.
     Working Capital — At June 30, 2005, we had a negative working capital balance (current assets less current liabilities) of approximately $13.7 million compared to a positive balance of approximately $1.5 million at December 31, 2004. The reduction in working capital is due primarily to an increase of $28.4 million in accounts payable (including accounts payable, net to related party), a decrease of $24.1 million in cash and equivalents and a decrease of $14.7 million in prepaid and other current assets which were partially offset by an increase of $49.7 million in accounts receivable, net — related party.

     Credit Considerations — On May 12, 2005, Moody’s Investors Services lowered its credit ratings on CalGen’s debt obligations reducing CalGen’s first priority debt rating to B2 from B1, its second priority debt to B3 from B2 and its third priority debt to Caal from B3 (with negative outlook). On May 9, 2005, Standard & Poor’s lowered its credit ratings on CalGen’s debt obligations, reducing CalGen’s first priority debt rating to B from B+, its second priority debt to B- from B, leaving its third priority debt unchanged at CCC+ (with negative outlook).
     Because the pricing of our debt is not linked to debt and credit ratings by the rating agencies and the majority of the Company’s revenues are from CES, a related party, the Company does not currently expect the downgrade to have a material impact on the Company’s operations or financial condition. However, the downgrade could potentially impact the cost of doing business with third parties in the future or could impact our ability to refinance our debt or fund our growth in the capital markets.
     Capital Expenditures and Sources — We expect our capital expenditures for the remainder of 2005 to include approximately $23.7 million in construction costs required to complete the Pastoria facility. We also expect to make capital expenditures for the remainder of 2005 with respect to operations and maintenance, including major maintenance, of approximately $13.3 million. We expect to fund these expenditures through cash on hand and operating cash flow, or potentially from borrowings under our revolving credit facility.
     Distributions to Sole Member — Under the indentures governing the notes, we are generally permitted to make distributions to CalGen Holdings, our sole member, out of excess cash flow generated by operations, provided that cumulative cash flow is positive and that no default or event of default exists and there are no amounts outstanding under our new Working Capital Facility. We expect that all distributable collections (after the payment of operating expenses, debt service and deposits to the reserve accounts created in connection with the 2004 Refinancing) will be distributed to our sole member, as permitted. Such distributions were not permitted as cumulative cash flow was not positive at June 30, 2005 and no distributions were made in the first six months of 2005.
     Capital Availability — Under the indentures governing the notes, our ability to borrow additional indebtedness is severely limited. If a need for capital does arise, either because our business changes or because the sources on which we are depending are not available, we may not be able to obtain such capital under the indentures governing the notes or on terms that are attractive to us.
     Long-term service agreement cancellation — Long-term service agreements at Carville, Corpus Christi, Freestone, Los Medanos, Oneta and Zion were canceled on June 8, 2005. We recorded a cost of $23.9 million as a result of these cancellations. Calpine reimbursed CalGen for these costs through a contribution of capital.
     Compliance with Covenants —Notes indentures and our Loan and certain of our other credit facilities contain financial and other restrictive covenants that limit or prohibit our ability to incur indebtedness, make prepayments on or purchase indebtedness in whole or in part, pay dividends, make investments, lease properties, engage in transactions with affiliates, create liens, consolidate or merge with another entity or allow one of our subsidiaries to do so, sell assets, and acquire facilities or other businesses. As of and for the six months ended June 30, 2005, we were in compliance with our covenants, and we were also in compliance with our covenants as of and for the year ended December 31, 2004. Any failure to comply could give holders of the Notes, Loans or our other debt the right to accelerate the maturity of all debt outstanding under the applicable instrument if the default was not cured or waived. Our various debt instruments contain cross-default or cross-acceleration provisions such that if one tranch of our Notes, Loans or other debt were accelerated, it would cause defaults under our other tranches. For a further discussion of our restrictive covenants, see the Risk Factors in our Form S-4, filed on July 13, 2004 and amended on October 19, 2004, under the risk factor entitled “The agreements governing our indebtedness, as well as indebtedness of our affiliates, impose restrictions on our business.”
     Performance Indicators — We believe the following factors are important in assessing our ability to continue to fund our growth in the capital markets: (a) various interest coverage ratios; (b) our credit and debt ratings by the rating agencies; (c) our anticipated capital requirements over the coming quarters and years; (d) the profitability of our operations; (e) the non-Generally Accepted Accounting Principles (“GAAP”) financial measures and other performance metrics discussed in “Performance Metrics” below; (f) our cash balances and remaining capacity under existing revolving credit construction and general purpose credit facilities; (g) compliance with covenants in existing debt facilities; (h) progress in raising new or replacement capital; and (i) the stability of future contractual cash flows, particularly cash flows from the Index Based and Fixed Price Agreements with CES.

Performance Metrics
     In understanding our business, we believe that certain operational and certain non-GAAP financial measures and other performance metrics are particularly important. These are described below:
     Total deliveries of power. We generate power which is sold to CES and third parties, and steam which is primarily sold to third-party hosts. These sales are recorded as electricity and steam revenue. The volume in MWh for power is a key indicator of our level of generation activity.
     Average availability and average baseload capacity factor. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor is calculated by dividing (a) total megawatt hours generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average megawatts in operation during the period by (c) the total hours in the period. The capacity factor is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.
     Average heat rate for gas-fired fleet of power plants expressed in Btu’s of fuel consumed per KWh generated. We calculate the average heat rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu’s by (b) KWh generated. The resultant heat rate is a measure of fuel efficiency. Therefore, the lower the heat rate, the better. We also calculate a “steam-adjusted” heat rate, in which we adjust the fuel consumption in Btu’s down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities. Our goal is to have the lowest average heat rate in the industry.
     Average all-in realized electric price expressed in dollars per MWh generated. We calculate the all-in realized electric price per MWh generated by dividing (a) the sum of adjusted electricity and steam (“E&S”) revenue, which includes capacity revenues, energy revenues, thermal revenues, plus realized gain or (loss) on the Index Hedge plus other revenue related to the Index Hedge by (b) total generated MWh in the period.
     Average cost of natural gas expressed in dollars per millions of Btu’s of fuel consumed. The fuel costs for our gas-fired power plants are a function of volumes consumed and the prices we pay for fuel purchased from CES. Accordingly, we calculate the cost of natural gas per millions of Btu’s of fuel consumed in our power plants by dividing (a) adjusted fuel expense by (b) the heat content in millions of Btu’s of the fuel we consumed in our power plants for the period.
     Average spark spread expressed in dollars per MWh generated. We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from (b) adjusted E&S revenue and dividing the difference by (c) total generated MWh in the period.
     Average plant operating expense per normalized MWh. To assess trends in power plant operating expense (“POX”) per MWh, we normalize the results from period to period by assuming a constant 70% total company-wide capacity factor (including both baseload and peaker capacity) in deriving normalized MWh. By normalizing the cost per MWh with a constant capacity factor, we can better analyze trends and the results of our program to realize economies of scale, cost reductions and efficiencies at our electric generating plants. For comparison purposes we also include POX per actual MWh.
     The table below shows the operating performance metrics discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Operating Performance Metrics:
Total deliveries of power:
MWh generated and delivered	5,845	6,562	12,429	12,608
Average availability	84.8%	90.9%	87.9%	90.7%
Average baseload capacity factor:
Average total MW in operation	9,065	8,421	9,065	8,227
Less: Average MW of pure peakers	513	513	513	513

Average baseload MW in operation	8,552	7,908	8,552	7,714
Hours in the period	2,184	2,184	4,344	4,368

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Potential baseload generation (MWh)	18,678	17,271	37,150	33,696
Actual total generation (MWh)	5,845	6,562	12,429	12,608
Less: Actual pure peakers’ generation (MWh)	5	10	5	10

Actual baseload generation (MWh)	5,840	6,552	12,424	12,598
Average baseload capacity factor	31.3%	37.9%	33.4%	37.4%
Average heat rate for gas-fired power plants (excluding peakers) (Btu’s/KWh):
Not steam adjusted	8,401	8,041	8,254	8,011
Steam adjusted	7,197	7,118	7,120	7,149
Average all-in realized electric price:
Electricity and steam revenue	$488,386	$457,730	$942,071	$737,213
Spread on sales of purchased power for hedging and optimization	(2,116)	491	(1,854)	292

Adjusted electricity and steam revenue (in thousands)	$486,270	$458,221	$940,217	$737,505
MWh generated (in thousands)	5,845	6,562	12,429	12,608
Average all-in realized electric price per MWh	$83.19	$69.83	$75.65	$58.50
Average cost of natural gas:
Fuel expense	$337,310	$320,084	$678,035	$502,228
Million Btu’s (“MMBtu”) of fuel consumed by generating plants (in thousands)	49,119	52,689	102,603	101,039
Average cost of natural gas per MMBtu	$6.87	$6.07	$6.61	$4.97
MWh generated (in thousands)	5,845	6,562	12,429	12,608
Average cost of adjusted fuel expense per MWh	$57.71	$48.78	$54.55	$39.83
Average spark spread:
Adjusted electricity and steam revenue (in thousands)	$486,270	$458,221	$940,217	$737,505
Less: Fuel expense (in thousands)	337,310	320,084	678,035	502,228
Less: Realized amortization expense on Index Hedge (in thousands)	130	—	5,741	—

Spark spread (in thousands)	$148,830	$138,137	$256,441	$235,277
MWh generated (in thousands)	5,845	6,562	12,429	12,608
Average spark spread per MWh	$25.46	$21.05	$20.63	$18.66
Average POX per normalized MWh (for comparison purposes we also include POX per actual MWh):
Average total consolidated MW in operations	9,065	8,421	9,065	8,227
Hours in the period	2,184	2,184	4,344	4,368
Total potential MWh	19,798	18,391	39,378	35,937
Normalized MWh (at 70% capacity factor)	13,859	12,874	27,565	25,156
POX	$71,553	$53,068	$115,027	$96,725
POX per normalized MWh	$5.16	$4.12	$4.17	$3.85

POX per actual MWh	$12.24	$8.09	$9.25	$7.67

Financial Market Risks
     Debt Financing — Certain debt instruments may affect us adversely because of changes in market conditions. In connection with the 2004 Refinancing on March 23, 2004, we issued approximately $2.4 billion in new debt of which $150 million is at a fixed rate, and the balance is at floating rates, based on LIBOR plus a spread. Significant LIBOR increases could have a negative impact on our future interest expense. In addition, borrowings under our Revolving Credit Facility and our Working Capital Facility carry an interest rate based on LIBOR plus a spread.
     The following table summarizes our variable-rate debt, by repayment year, exposed to interest rate risk as of June 30, 2005. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Fair Value
	2005	2006	2007	2008	2009	Thereafter	6/30/2005(1)
First Priority Secured Floating Rate Notes Due 2009(2)	$—	$—	$1,175	$2,350	$231,475	$—	$235,000
Second Priority Secured Floating Rate Notes Due 2010(2)	—	—	—	3,200	6,400	622,839	632,439
Third Priority Secured Floating Rate Notes Due 2011(2)	—	—	—	—	—	680,000	680,000

Total Floating Rate Notes(2)	—	—	1,175	5,550	237,875	1,302,839	1,547,439
First Priority Secured Term Loans Due 2009(3)	—	—	3,000	6,000	591,000	—	600,000
Second Priority Secured Term Loans Due 2010(3)	—	—	—	500	1,000	97,318	98,818

Total Floating Rate Term Loans(3)			3,000	6,500	592,000	97,318	698,818

							Fair Value
	2005	2006	2007	2008	2009	Thereafter	6/30/2005(1)
Grand total variable-rate debt instruments	$—	$—	$4,175	$12,050	$829,875	$1,400,157	$2,246,257

(1)	Fair value equals carrying value, which is the aggregate principal amount subject to variable rate risk.

(2)	Interest rate based on LIBOR plus a spread.

(3)	Interest rate based on LIBOR plus a spread; however the Company may elect the Base Rate plus a spread (see Note 6 of the Notes to Consolidated Condensed Financial Statements).
     Derivatives — We are primarily focused on generation of electricity using gas-fired turbines. As a result, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To mitigate forward exposure to price fluctuations in these commodities, we entered into the Index Hedge with MSCG discussed in Note 9 of the Notes to Consolidated Condensed Financial Statements.
     The Index Hedge will provide for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Based Agreement, in each six-month period, falls below $50 million. The Hedge Index is in place until April 1, 2007.
     The change in fair value of outstanding derivative instruments for the six months ended June 30, 2005, is summarized in the table below (in thousands):

Fair value of contracts outstanding at December 31, 2004	$35,916
Amortization during the period, net (1)	(5,741)
Changes in fair value attributable to price movements, net	(1,723)

Fair value of contracts outstanding at June 30, 2005 (2)	$28,452

(1)	Non-cash losses from roll-off (amortization) of deferred premium (see discussion in Note 9 to the financial statements).

(2)	Net derivative assets are reported in Note 9 of the Notes to the Consolidated Condensed Financial Statements.
     The fair value of the outstanding derivative instrument at June 30, 2005, based on price source and the period during which the instrument will mature, are summarized in the table below (in thousands):

Fair Value Source	2005	2006-2007	2008-2009	After 2009	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	3,531	23,202	—	—	26,733
Prices based on models and other valuation methods	—	1,719	—	—	1,719

Total fair value	$3,531	$24,921	$—	$—	$28,452

     The credit quality of the counterparty holding our Index Hedge at June 30, 2005 and for the period then ended is investment grade.
     Calpine’s risk managers maintain and validate the fair value information associated with the Index Hedge. This information is derived from various sources. Prices actively quoted include validation with prices sourced from commodities exchanges (e.g., New York Mercantile Exchange). Prices provided by other external sources include quotes from commodity brokers and electronic trading platforms. Prices based on models and other valuation methods are validated using quantitative methods.
     At June 30, 2005, the fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

		Fair Value
		After 10% Adverse
	Fair Value	Price Change
Other mark-to-market activity	$28,452	$27,022
     The derivative instrument included in this table is the Index Hedge discussed in Note 9 of the Notes to Consolidated Condensed Financial Statements. Valuation of the Index Hedge depends, to a large degree, upon assumptions about future gas and power prices. Accordingly, we have calculated the change in fair value shown above based upon an assumed 10% increase in power prices and an assumed 10% decrease in gas prices. Changes in fair value of the Index Hedge economically offset the price risk exposure of our physical assets. We have included none of the offsetting changes in value of our physical assets in the table above.
     The primary factors affecting the fair value of our derivative at any point in time are (1) the term of our open derivative position and (2) changing market prices for electricity and natural gas. The Index Hedge is valued using the mean reversion model, and as prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivative over time, driven by price volatility and the realized portion of the derivative asset. Under Statement of Financial Accounting Standards (“SFAS”) No. 133,“Accounting for Derivative Instruments and Hedging Activities,” the change since the last balance sheet date in the total value of the derivative is reflected in the statement of operations as an item (gain or loss) of current earnings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     See “Financial Market Risks” in Item 2.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Our senior management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in that they provide reasonable assurance that information required to be disclosed by the Company in the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     During our evaluation of internal control over financial reporting as of December 31, 2004, we identified a material weakness related to our revenue processes, procedures and controls. Details of this material weakness were discussed in Item 9A of our 2004 Form 10-K. We have devoted considerable effort to remediate the material weakness and have made significant improvements in our internal control over financial reporting to address this weakness. Specifically, in the quarter ended March 31, 2005, we implemented a control checklist used to recalculate the revenues based on the power purchase agreements between the Company and CES. We also enhanced our general review procedures over revenues generated from CES. These controls have now been in place for two consecutive quarters. In addition, design and operating effectiveness were reviewed and tested by our internal audit group. Based on the testing results, management concluded that the controls operated effectively during the six-month period presented in this quarterly report and that the material weakness has been remediated.
     We continuously seek to improve the efficiency and effectiveness of our internal control over financial reporting. This results in refinements to processes throughout the Company. During the second quarter of 2005, there were no significant changes in our internal control over financial reporting, other than the changes related to our revenue processes, procedures and controls discussed above, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     See Note 10 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.
Item 6. Exhibits.
     (a) Exhibits
     The following exhibits are filed herewith unless otherwise indicated:

EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Formation of Calpine Generating Company, LLC.*

3.2	Certificate of Incorporation of CalGen Finance Corp.*

3.3	Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*

3.4	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*

3.5	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*

3.6	Certificate of Limited Partnership of Baytown Energy Center, LP.*

3.7	Certificate of Amendment to Certificate of Limited Partnership of Baytown Energy Center, LP.*

3.8	Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*

3.9	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*

3.10	Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*

3.11	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*

3.12	Certificate of Formation of Baytown Power GP, LLC.*

3.13	Certificate of Amendment to Certificate of Formation of Baytown Power GP, LLC.*

3.14	Certificate of Limited Partnership of Baytown Power, LP.*

3.15	Certificate of Amendment to Certificate of Limited Partnership of Baytown Power, LP.*

3.16	Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.17	Certificate of Amendment to Certificate of Formation of Carville Energy LLC(f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.18	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.19	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.20	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.21	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.22	Certificate of Limited Partnership of Channel Energy Center, LP.*

3.23	Certificate of Amendment to Certificate of Limited Partnership of Channel Energy Center, LP.*

3.24	Certificate of Formation of Calpine Channel Energy Center GP, LLC.*

3.25	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center GP, LLC.*

Exhibit
Number	Description
3.26	Certificate of Formation of Calpine Channel Energy Center LP, LLC.*

3.27	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center LP, LLC.*

3.28	Certificate of Formation of Channel Power GP, LLC.*

3.29	Certificate of Amendment to Certificate of Formation of Channel Power GP, LLC.*

3.30	Certificate of Limited Partnership of Channel Power, LP.*

3.31	Certificate of Amendment to Certificate of Limited Partnership of Channel Power, LP.*

3.32	Certificate of Formation of Columbia Energy LLC.*

3.33	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*

3.34	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*

3.35	Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*

3.36	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*

3.37	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*

3.38	Certificate of Formation of Nueces Bay Energy LLC.*

3.39	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*

3.40	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*

3.41	Amended and Restated Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*

3.42	Certificate of Amendment to Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*

3.43	Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*

3.44	Certificate of Amendment to Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*

3.45	Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*

3.46	Certificate of Amendment to Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*

3.47	Certificate of Formation of Decatur Energy Center, LLC.*

3.48	Certificate of Amendment to Certificate of Formation of Decatur Energy Center, LLC.*

3.49	Certificate of Formation of Delta Energy Center, LLC.*

3.50	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*

3.51	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*

3.52	Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*

3.53	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*

Exhibit
Number	Description
3.54	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*

3.55	Amended and Restated Certificate of Limited Partnership of Freestone Power Generation LP.*

3.56	Certificate of Formation of Calpine Freestone, LLC.*

3.57	Certificate of Formation of CPN Freestone, LLC.*

3.58	Certificate of Formation of Calpine Freestone Energy GP, LLC.*

3.59	Certificate of Amendment to Certificate of Formation of Calpine Freestone Energy GP, LLC.*

3.60	Certificate of Limited Partnership of Calpine Freestone Energy, LP.*

3.61	Certificate of Amendment to Certificate of Limited Partnership of Calpine Freestone Energy, LP.*

3.62	Amended and Restated Certificate of Limited Partnership of Calpine Power Equipment LP.*

3.63	Amended and Restated Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*

3.64	Certificate of Amendment to Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*

3.65	Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*

3.66	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*

3.67	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*

3.68	Certificate of Formation of Morgan Energy Center, LLC.*

3.69	Certificate of Amendment to Certificate of Formation of Morgan Energy Center, LLC.*

3.70	Certificate of Formation of Pastoria Energy Facility L.L.C.*

3.71	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*

3.72	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*

3.73	Amended and Restated Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*

3.74	Certificate of Amendment to Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*

3.75	Amended and Restated Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*

3.76	Certificate of Amendment to Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*

3.77	Amended and Restated Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*

Exhibit
Number	Description
3.78	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*

3.79	Amended and Restated Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*

3.80	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*

3.81	Certificate of Formation of Zion Energy LLC.*

3.82	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*

3.83	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*

3.84	Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*

3.85	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*

3.86	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*

3.87	Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*

3.88	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*

3.89	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*

3.90	Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC)*

3.91	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*

3.92	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*

3.93	Limited Liability Company Operating Agreement of Calpine Generating Company, LLC.*

3.94	Bylaws of CalGen Finance Corp.*

3.95	Limited Liability Company Operating Agreement of CalGen Expansion Company, LLC.*

3.96	Agreement of Limited Partnership of Baytown Energy Center, LP.*

3.97	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center GP, LLC.*

3.98	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center LP, LLC.*

3.99	Limited Liability Company Operating Agreement of Baytown Power GP, LLC.*

3.100	Agreement of Limited Partnership of Baytown Power, LP.*

Exhibit
Number	Description
3.101	Amended and Restated Limited Liability Company Operating Agreement of Carville Energy LLC.*

3.102	Agreement of Limited Partnership of Channel Energy Center, LP, October 2000.*

3.103	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center GP, LLC.*

3.104	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center LP, LLC.*

3.105	Limited Liability Company Operating Agreement of Channel Power GP, LLC.*

3.106	Agreement of Limited Partnership of Channel Power, LP.*

3.107	Amended and Restated Limited Liability Company Operating Agreement of Columbia Energy LLC.*

3.108	Amended and Restated Agreement of Limited Partnership of Corpus Christi Cogeneration LP.*

3.109	Amended and Restated Limited Liability Company Operating Agreement of Nueces Bay Energy LLC.*

3.110	Amended and Restated Limited Liability Company Operating Agreement of Calpine Northbrook Southcoast Investors, LLC.*

3.111	Limited Liability Company Operating Agreement of Calpine Corpus Christi Energy GP, LLC.*

3.112	Agreement of Limited Partnership of Calpine Corpus Christi Energy, LP.*

3.113	Amended and Restated Limited Liability Company Operating Agreement of Decatur Energy Center, LLC.*

3.114	Amended and Restated Limited Liability Company Operating Agreement of Delta Energy Center, LLC.*

3.115	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Two, LLC.*

3.116	Second Amended and Restated Agreement of Limited Partnership of Freestone Power Generation LP.*

3.117	Limited Liability Company Operating Agreement of Calpine Freestone, LLC.*

3.118	Limited Liability Company Operating Agreement of CPN Freestone, LLC.*

3.119	Limited Liability Company Operating Agreement of Calpine Freestone Energy GP, LLC.*

3.120	Agreement of Limited Partnership of Calpine Freestone Energy, LP.*

3.121	Amended and Restated Agreement of Limited Partnership of Calpine Power Equipment LP.*

3.122	Amended and Restated Limited Liability Company Operating Agreement of Los Medanos Energy Center LLC.*

3.123	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company One, LLC.*

3.124	Amended and Restated Limited Liability Company Operating Agreement of Morgan Energy Center, LLC.*

3.125	Amended and Restated Limited Liability Company Operating Agreement of Pastoria Energy Facility L.L.C.*

3.126	Limited Liability Company Operating Agreement of Calpine Pastoria Holdings, LLC.*

3.127	Amended and Restated Agreement of Limited Partnership of Calpine Oneta Power, L.P.*

3.128	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power I, LLC.*

3.129	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power II, LLC.*

Exhibit
Number	Description
3.130	Limited Liability Company Operating Agreement of Zion Energy LLC.*

3.131	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Three, LLC.*

3.132	Limited Liability Company Operating Agreement of CalGen Equipment Finance Holdings, LLC.*

3.133	Limited Liability Company Operating Agreement of CalGen Equipment Finance Company, LLC.*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No 333-117335), filed with the SEC on July 13, 2004.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE GENERATING COMPANY, LLC
CALGEN FINANCE CORP.
CALGEN EXPANSION COMPANY, LLC
BAYTOWN ENERGY CENTER, LP
CALPINE BAYTOWN ENERGY CENTER GP, LLC
CALPINE BAYTOWN ENERGY CENTER LP, LLC
BAYTOWN POWER GP, LLC
BAYTOWN POWER, LP
CARVILLE ENERGY LLC
CHANNEL ENERGY CENTER, LP
CALPINE CHANNEL ENERGY CENTER GP, LLC
CALPINE CHANNEL ENERGY CENTER LP, LLC
CHANNEL POWER GP, LLC
CHANNEL POWER, LP
COLUMBIA ENERGY LLC
CORPUS CHRISTI COGENERATION LP
NUECES BAY ENERGY LLC
CALPINE NORTHBROOK SOUTHCOAST INVESTORS, LLC
CALPINE CORPUS CHRISTI ENERGY GP, LLC
CALPINE CORPUS CHRISTI ENERGY, LP
DECATUR ENERGY CENTER, LLC
DELTA ENERGY CENTER, LLC
CALGEN PROJECT EQUIPMENT FINANCE COMPANY TWO, LLC
FREESTONE POWER GENERATION LP
CALPINE FREESTONE, LLC
CPN FREESTONE, LLC
CALPINE FREESTONE ENERGY GP, LLC
CALPINE FREESTONE ENERGY, LP
CALPINE POWER EQUIPMENT LP
LOS MEDANOS ENERGY CENTER, LLC
CALGEN PROJECT EQUIPMENT FINANCE COMPANY ONE, LLC
MORGAN ENERGY CENTER, LLC
PASTORIA ENERGY FACILITY L.L.C.
CALPINE PASTORIA HOLDINGS, LLC
CALPINE ONETA POWER, L.P.
CALPINE ONETA POWER I, LLC
CALPINE ONETA POWER II, LLC
ZION ENERGY LLC
CALGEN PROJECT EQUIPMENT FINANCE COMPANY THREE LLC
CALGEN EQUIPMENT FINANCE HOLDINGS, LLC
CALGEN EQUIPMENT FINANCE COMPANY, LLC

	By:	/s/ ROBERT D. KELLY

Robert D. Kelly
Date: August 15, 2005		Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

	By:	/s/ CHARLES B. CLARK, JR.

Charles B. Clark, Jr.
Date: August 15, 2005		Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Formation of Calpine Generating Company, LLC.*

3.2	Certificate of Incorporation of CalGen Finance Corp.*

3.3	Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*

3.4	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*

3.5	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*

3.6	Certificate of Limited Partnership of Baytown Energy Center, LP.*

3.7	Certificate of Amendment to Certificate of Limited Partnership of Baytown Energy Center, LP.*

3.8	Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*

3.9	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*

3.10	Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*

3.11	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*

3.12	Certificate of Formation of Baytown Power GP, LLC.*

3.13	Certificate of Amendment to Certificate of Formation of Baytown Power GP, LLC.*

3.14	Certificate of Limited Partnership of Baytown Power, LP.*

3.15	Certificate of Amendment to Certificate of Limited Partnership of Baytown Power, LP.*

3.16	Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.17	Certificate of Amendment to Certificate of Formation of Carville Energy LLC(f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.18	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.19	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.20	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.21	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.22	Certificate of Limited Partnership of Channel Energy Center, LP.*

3.23	Certificate of Amendment to Certificate of Limited Partnership of Channel Energy Center, LP.*

3.24	Certificate of Formation of Calpine Channel Energy Center GP, LLC.*

3.25	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center GP, LLC.*

Exhibit
Number	Description
3.26	Certificate of Formation of Calpine Channel Energy Center LP, LLC.*

3.27	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center LP, LLC.*

3.28	Certificate of Formation of Channel Power GP, LLC.*

3.29	Certificate of Amendment to Certificate of Formation of Channel Power GP, LLC.*

3.30	Certificate of Limited Partnership of Channel Power, LP.*

3.31	Certificate of Amendment to Certificate of Limited Partnership of Channel Power, LP.*

3.32	Certificate of Formation of Columbia Energy LLC.*

3.33	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*

3.34	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*

3.35	Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*

3.36	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*

3.37	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*

3.38	Certificate of Formation of Nueces Bay Energy LLC.*

3.39	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*

3.40	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*

3.41	Amended and Restated Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*

3.42	Certificate of Amendment to Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*

3.43	Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*

3.44	Certificate of Amendment to Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*

3.45	Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*

3.46	Certificate of Amendment to Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*

3.47	Certificate of Formation of Decatur Energy Center, LLC.*

3.48	Certificate of Amendment to Certificate of Formation of Decatur Energy Center, LLC.*

3.49	Certificate of Formation of Delta Energy Center, LLC.*

3.50	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*

3.51	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*

3.52	Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*

3.53	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*

Exhibit
Number	Description
3.54	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*

3.55	Amended and Restated Certificate of Limited Partnership of Freestone Power Generation LP.*

3.56	Certificate of Formation of Calpine Freestone, LLC.*

3.57	Certificate of Formation of CPN Freestone, LLC.*

3.58	Certificate of Formation of Calpine Freestone Energy GP, LLC.*

3.59	Certificate of Amendment to Certificate of Formation of Calpine Freestone Energy GP, LLC.*

3.60	Certificate of Limited Partnership of Calpine Freestone Energy, LP.*

3.61	Certificate of Amendment to Certificate of Limited Partnership of Calpine Freestone Energy, LP.*

3.62	Amended and Restated Certificate of Limited Partnership of Calpine Power Equipment LP.*

3.63	Amended and Restated Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*

3.64	Certificate of Amendment to Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*

3.65	Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*

3.66	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*

3.67	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*

3.68	Certificate of Formation of Morgan Energy Center, LLC.*

3.69	Certificate of Amendment to Certificate of Formation of Morgan Energy Center, LLC.*

3.70	Certificate of Formation of Pastoria Energy Facility L.L.C.*

3.71	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*

3.72	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*

3.73	Amended and Restated Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*

3.74	Certificate of Amendment to Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*

3.75	Amended and Restated Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*

3.76	Certificate of Amendment to Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*

3.77	Amended and Restated Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*

Exhibit
Number	Description
3.78	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*

3.79	Amended and Restated Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*

3.80	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*

3.81	Certificate of Formation of Zion Energy LLC.*

3.82	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*

3.83	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*

3.84	Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*

3.85	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*

3.86	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*

3.87	Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*

3.88	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*

3.89	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*

3.90	Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC)*

3.91	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*

3.92	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*

3.93	Limited Liability Company Operating Agreement of Calpine Generating Company, LLC.*

3.94	Bylaws of CalGen Finance Corp.*

3.95	Limited Liability Company Operating Agreement of CalGen Expansion Company, LLC.*

3.96	Agreement of Limited Partnership of Baytown Energy Center, LP.*

3.97	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center GP, LLC.*

3.98	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center LP, LLC.*

3.99	Limited Liability Company Operating Agreement of Baytown Power GP, LLC.*

3.100	Agreement of Limited Partnership of Baytown Power, LP.*

Exhibit
Number	Description
3.101	Amended and Restated Limited Liability Company Operating Agreement of Carville Energy LLC.*

3.102	Agreement of Limited Partnership of Channel Energy Center, LP, October 2000.*

3.103	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center GP, LLC.*

3.104	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center LP, LLC.*

3.105	Limited Liability Company Operating Agreement of Channel Power GP, LLC.*

3.106	Agreement of Limited Partnership of Channel Power, LP.*

3.107	Amended and Restated Limited Liability Company Operating Agreement of Columbia Energy LLC.*

3.108	Amended and Restated Agreement of Limited Partnership of Corpus Christi Cogeneration LP.*

3.109	Amended and Restated Limited Liability Company Operating Agreement of Nueces Bay Energy LLC.*

3.110	Amended and Restated Limited Liability Company Operating Agreement of Calpine Northbrook Southcoast Investors, LLC.*

3.111	Limited Liability Company Operating Agreement of Calpine Corpus Christi Energy GP, LLC.*

3.112	Agreement of Limited Partnership of Calpine Corpus Christi Energy, LP.*

3.113	Amended and Restated Limited Liability Company Operating Agreement of Decatur Energy Center, LLC.*

3.114	Amended and Restated Limited Liability Company Operating Agreement of Delta Energy Center, LLC.*

3.115	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Two, LLC.*

3.116	Second Amended and Restated Agreement of Limited Partnership of Freestone Power Generation LP.*

3.117	Limited Liability Company Operating Agreement of Calpine Freestone, LLC.*

3.118	Limited Liability Company Operating Agreement of CPN Freestone, LLC.*

3.119	Limited Liability Company Operating Agreement of Calpine Freestone Energy GP, LLC.*

3.120	Agreement of Limited Partnership of Calpine Freestone Energy, LP.*

3.121	Amended and Restated Agreement of Limited Partnership of Calpine Power Equipment LP.*

3.122	Amended and Restated Limited Liability Company Operating Agreement of Los Medanos Energy Center LLC.*

3.123	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company One, LLC.*

3.124	Amended and Restated Limited Liability Company Operating Agreement of Morgan Energy Center, LLC.*

3.125	Amended and Restated Limited Liability Company Operating Agreement of Pastoria Energy Facility L.L.C.*

3.126	Limited Liability Company Operating Agreement of Calpine Pastoria Holdings, LLC.*

3.127	Amended and Restated Agreement of Limited Partnership of Calpine Oneta Power, L.P.*

3.128	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power I, LLC.*

3.129	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power II, LLC.*

Exhibit
Number	Description
3.130	Limited Liability Company Operating Agreement of Zion Energy LLC.*

3.131	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Three, LLC.*

3.132	Limited Liability Company Operating Agreement of CalGen Equipment Finance Holdings, LLC.*

3.133	Limited Liability Company Operating Agreement of CalGen Equipment Finance Company, LLC.*

31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No 333-117335), filed with the SEC on July 13, 2004.